Form 10KSB
period 2000-12-31
SEGWAY V CORP
filed 2001-04-03
CIK 1111286

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2000

                            Commission File #0-30327

                                SEGWAY V CORP.
             (Exact name of registrant as specified in its charter)

                                   New Jersey

         (State or other jurisdiction of incorporation or organization)

                                   22-3719171
                      (IRS Employer Identification Number)

                   4400 Route 9, 2nd Floor, Freehold, NJ 07728
               (Address of principal executive offices )(Zip Code)

                                 (732) 409-1212
                (Registrant's telephone no., including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2000: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 3, 2001, was: $-0-

Number of shares of the registrant's common stock outstanding as of April 3, 2001 is: 5,250,000

The Company does not have a Transfer Agent.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Segway V Corp. (the "Company"), was incorporated on March 31, 2000, under the laws of the State of New Jersey to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholders.

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

PERCEIVED BENEFITS

There are certain perceived benefits to being a reporting company with a class of publicly- traded securities. These are commonly thought to include the following:

* the ability to use registered securities to make acquisitions of assets or businesses;

*    increased visibility in the financial community;

*    the facilitation of borrowing from financial institutions;

*    improved trading efficiency;

*    shareholder liquidity;

*    greater ease in subsequently raising capital;

* compensation of key employees through stock options for which there may be a market valuation;

*    enhanced corporate image;

*    a presence in the United States capital market.

POTENTIAL TARGET COMPANIES

A business entity, if any, which may be interested in a business combination with the Company may include the following:

* a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

* a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

* a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

* a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

* a foreign company which may wish an initial entry into the United States securities market;

* a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

* a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors.

No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

EMPLOYEES

The Company has no full time employees. Richard I. Anslow, the Company's President has agreed to allocate a portion of his time to the activities of the Company, without compensation. Mr. Anslow anticipates that the business plan of the Company can be implemented by his devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by Mr. Anslow.

ITEM 2. DESCRIPTION OF PROPERTY

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of management at no cost to the Company. Management has agreed to continue this arrangement until the Company completes an acquisition or merger.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

On April 3, 2001, there were 2 shareholders of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We do not intends to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

PLAN OF OPERATION

The Company is continuing its efforts to locate a merger candidate for the purpose of a merger. It is possible that the Company will be successful in locating such a merger candidate and closing such merger. However, if the Company cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the Company would obtain any such equity funding.

RESULTS OF OPERATION

The Company did not have any operating income from March 31, 2000 (inception) through December 31, 2000. For this period, the Comapny recognized a net loss of $837. Some general and administrative expenses during the year were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000 the Company had no capital resources other than an insignificant amount of cash, and will rely on advances from related parties to fund administrative expenses pending acquisition of an operating company.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company, together with the report of auditors, are as follows:

                                SEGWAY V CORP.

                              FINANCIAL STATEMENTS

                            AS OF December 31, 2000


                                SEGWAY V CORP.

                     Financial Statements Table of Contents

FINANCIAL STATEMENTS                                    Page #
Independent Auditors Report                             1

      Balance Sheet                                     2


      Statement of Operations and Retained Deficit      3


 Statement of Stockholders' Equity                      4

      Cash Flow Statement                               5


      Notes to the Financial Statements                 6-8

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS


To the Board of Directors and Stockholders
Segway V Corp.
Freehold, New Jersey

We have audited the accompanying balance sheet of Segway V Corp. as of December 31, 2000, and the related statements of operations and retained earnings, and cash flows from March 31, 2000 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Segway V Corp., as of December 31, 2000 and the results of its operations and its cash flows from March 31, 2000 (inception) through December 31, 2000 in conformity with generally accepted accounting principles.

                           /s/Gately & Associates, LLC
                            Gately & Associates, LLC
                          Certified Public Accountants
                                Orlando, Florida
                                 March 21, 2001

                                SEGWAY V CORP.
                                  BALANCE SHEET
                             As of December 31, 2000


                                     ASSETS

CURRENT ASSETS
        Cash                                                           $  88
                                                                       -----
                                       TOTAL ASSETS                    $  88
                                                                       =====
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accrued expenses                                                   $ 175
                                                                       -----

                                       TOTAL LIABILITIES                 175
                                                                       -----

STOCKHOLDERS' EQUITY

        Common Stock - par value $0.0001; 100,000,000 shares
         authorized; 5,250,000 issued and outstanding                    750
        Preferred Stock - Par value $0.0001; 20,000,000 shares
         authorized; none issued and outstanding                           0

              Retained earnings                                         (837)
                                                                       -----
                Total stockholder's equity                               (87)
                                                                       -----


         TOTAL LIABILITIES AND EQUITY                           $         88
                                                                       -----

   The accompanying notes are an integral part of these financial statements.

                                SEGWAY V CORP.
                             STATEMENT OF OPERATIONS
            For The Nine and Three Months Ended December 31, 2000 and
                           March 31, 2000 (Inception)

                                                        Nine Months   Three Months  March 31, 2000
                                                        -----------   ------------  --------------
REVENUE                    Sales                              $   0    $   0        $   0
                           Cost of sales                          0        0            0
                                                              -----    -----        -----


     GROSS PROFIT                                                 0        0            0

     GENERAL AND ADMINISTRATIVE EXPENSES

         Legal, Accounting and office                           837      133            0
                                                               -----    -----       -----

                  TOTAL GENERAL AND ADMINISTRATIVE EXPENSES     837      133            0
                                                               -----    -----       -----

     Net loss                                                  (837)    (133)           0

     Retained Deficit, Beginning Balance                          0        0            0
                                                               -----    -----       -----

     Retained Deficit, Ending Balance                          (837)    (133)           0
                                                               =====    =====       =====
NET EARNINGS PER SHARE

         Basic and Diluted

         Net loss per share                          (Less than .01)

Basic and Diluted Weighted Average

    Number of Common Shares Outstanding                    5,062,500

   The accompanying notes are an integral part of these financial statements.

                                SEGWAY V CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                         From March 31, 2000 (Inception)
                            Through December 31, 2000

                                   Common shares   Common Stock   Accumulated Deficit    Total Equity
                                   -------------   ------------   -------------------    ------------
Shares issued for cash               5,250,000     $      750                            $    750
Accumulated Deficit                                                  $       (837)           (837)
                                     ------------   ------------     ------------------    -----------

Balance at December 31, 2000         5,250,000     $       750       $       (837)        $   (87)
                                      ===========   ============      ==================   ============

   The accompanying notes are an integral part of these financial statements.

                                SEGWAY V CORP.
                             STATEMENT OF CASH FLOWS
                 For The Nine Months Ended December 31, 2000 and
                           March 31, 2000 (Inception)

                                                          December 31,   March 31,
                                                              2000         2000
                                                          -----------    ---------
     CASH FLOWS FROM OPERATING ACTIVITIES
        Net income (loss)                                        $(837)   $   0

                      Increases (Decrease) in Accrued Expenses     175        0
                                                                 -----    -----

    NET CASH PROVIDED OR (USED) IN OPERATIONS                     (662)       0

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                         0        0

CASH FLOWS FROM INVESTING ACTIVITIES

        Proceeds from issuance of common stock                     750        0
                                                                 -----    -----

CASH RECONCILIATION

        Net increase (decrease) in cash                             88        0

CASH BALANCE AT END OF YEAR                                      $  88    $   0
                                                                 =====    =====

   The accompanying notes are an integral part of these financial statements.

                                SEGWAY V CORP.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   ------------------------------------------

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

2. RELATED PARTY TRANSACTIONS AND GOING CONCERN:
   --------------------------------------------

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

3. ACCOUNTS RECEIVABLE AND CUSTOMER DEPOSITS:
   -----------------------------------------

Accounts receivable and Customer deposits do not exist at this time and therefore have no allowances accounted for or disclosures made.

4. USE OF ESTIMATES:
   ----------------

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Management has no reason to make estimates at this time.

5. REVENUE AND COST RECOGNITION:
   ----------------------------

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

6. ACCRUED EXPENSES:
   ----------------

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

7. OPERATING LEASE AGREEMENTS:
   --------------------------

The Company has no agreements at this time.

8. STOCKHOLDER'S EQUITY:
   --------------------

Common Stock includes 100,000,000 shares authorized at a par value of $0.0001, of which 5,250,000 have been issued for the amount of $750. The Company has also authorized 20,000,000 shares of preferred stock at a par value of $0.0001, none of which have been issued.

9. REQUIRED CASH FLOW DISCLOSURE FOR INTEREST AND TAXES PAID:
   ---------------------------------------------------------

The Company has paid no amounts for federal income taxes and interest.

10. EARNINGS PER SHARE:
    ------------------

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

The Company's accountant is Gately & Associates, LLC, CPAs, independent certified public accountants. The Company does not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
----------------------------------------

The directors and officers of the Company and its subsidiaries, as of December 31, 2000, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                                Age           Positions and Offices Held

Richard I. Anslow                   40            President/Secretary/Director

BUSINESS EXPERIENCE

Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Richard I. Anslow, Esq. has been the President, Secretary and Director of the Company since the inception. He received a Bachelor of Science Degree in Accounting from the State University of New York at Buffalo in 1982 and a Juris Doctor Degree from Benjamin Cardozo School of Law in 1985. Mr. Anslow is a principal of Anslow & Jaclin, LLP, a law firm based in Freehold, New Jersey. Such firm commenced operations in 1993 under the name Richard I. Anslow & Associates and changed its name to Anslow & Jaclin, LLP in January 2001. It currently has three (3) full time attorneys.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

On June 29, 2000, we filed a Form 3 for Richard I. Anslow. Such Form 3 was filed late. A Form 5 will not be filed for the Company's year ended December 31, 2000 since all reportable transactions for such fiscal year were reported on Form 3's filed with the Commission.

ITEM 10. EXECUTIVE COMPENSATION

The Company's officer and director does not receive any compensation for his services rendered to the Company, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company has issued a total of 5,250,000 shares of Common Stock to the following person for a total of $750 in cash:

Name                       Number of Total Shares      Consideration       % of Shareholdings
----                       ----------------------      -------------       ------------------
Richard I. Anslow          5,000,000                   $500                95.24%

Mr. Anslow's shares were originally issued in the name of RGR Corp., a company of which he is the sole director, shareholder and President. With respect to the sales made to RGR Corp. the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 promulgated thereunder.

The address for Mr. Anslow is 4400 Route 9 South, 2nd Floor, Freehold, New Jersey 07728.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

The Company currently uses the offices of management at no cost to the Company. Management has agreed to continue this arrangement until the Company completes an acquisition or merger.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)   The following documents are filed as part of this report:

1.   Financial statements; see index to financial statements and schedules in
     Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.  Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

                EXHIBIT INDEX

3.1      Articles of Incorporation (1)

3.3      By-laws  (1)

(1) Incorporated by reference to the Company's Form 10-SB (SEC File No.
0-30329).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                              Segway V Corp.

                              By: /S/ Richard I. Anslow
                              --------------------------
                                      Richard I. Anslow
                                      President and Director

Dated: April 3, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                TITLE                        DATE
----                                -----                        ----

/s/ Richard I. Anslow               President and Director       April 3, 2001
---------------------
    Richard I. Anslow