Form 10QSB
period 2002-03-31
SEGWAY V CORP
filed 2002-05-15
CIK 1111286

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

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

                 Yes   X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2002 the Company had 5,250,000 shares of Common Stock outstanding, $0.0001 par value.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

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

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Signatures


                                 SEGWAY V CORP.
                                  BALANCE SHEET
                              As of March 31, 2002
                              and December 31, 2001

                                     ASSETS

     CURRENT ASSETS                                    March 31, 2002      December 31, 2001
        Cash                                                $   (12)       $    36
                                                            -------        -------
                      TOTAL ASSETS                          $   (12)       $    36
                                                            =======        =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accrued expenses                                        $ 1,025        $   925
                                                            -------        -------

                      TOTAL LIABILITIES                       1,025            925
                                                            -------        -------
STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    5,250,000 issued and outstanding                            525            525

  Additional paid in capital                                    349            349

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                                   0              0

  Accumulated Deficit                                        (1,911)        (1,763)
                                                            -------        -------

  Total stockholders' equity                                 (1,037)          (889)
                                                            -------        -------

      TOTAL LIABILITIES AND EQUITY                          $   (12)       $    36
                                                            =======        =======

              The accompanying notes are an integral part of these
                             financial statements.

                                 SEGWAY V CORP.
                             STATEMENT OF OPERATIONS
                  For the three months ended March 31, 2002 and
                2001, and from inception (March 31, 2000) through
                                 March 31, 2002

                                                           Three Months         Three Months        From Inception
                                                          March 31, 2002       March 31, 2001      To March 31, 2002
REVENUE             Sales                                  $         0           $         0           $         0
                    Cost of sales                                    0                     0                     0
                                                           -----------           -----------           -----------

     GROSS PROFIT                                                    0                     0                     0

     GENERAL AND ADMINISTRATIVE EXPENSES                           148                   148                 1,911
                                                           -----------           -----------           -----------

     NET LOSS                                                     (148)                 (148)               (1,911)

     ACCUMULATED DEFICIT, BEGINNING BALANCE                     (1,763)                 (837)                   (0)
                                                           -----------           -----------           -----------

     ACCUMULATED DEFICIT, ENDING BALANCE                   $    (1,911)          $      (985)          $    (1,911)
                                                           ===========           ===========           ===========

NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                             (Less than .01)

Basic and Diluted Weighted Average

    Number of Common Shares Outstanding                      5,250,000


              The accompanying notes are an integral part of these
                             financial statements.

                                 SEGWAY V CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
              From inception (March 31, 2000)through March 31, 2002

                               SHARES          COMMON STOCK     ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------
Stock issued for cash         5,250,000           $    750                               $      750

Net loss                                                          $         (837)             (837)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,250,000                750                  (837)              (87)

Contributed capital
 by shareholders                                       124                                     124

Net loss                                                                    (926)             (926)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001   5,250,000                874                 (1,763)             (889)

Net loss                                                                    (148)             (148)
                            -------------      -------------      ---------------      ------------

Total at March 31, 2002      5,250,000          $     874          $      (1,911)       $   (1,037)
                            =============      =============      ===============      ============

              The accompanying notes are an integral part of these
                             financial statements.

                                 SEGWAY V CORP.
                             STATEMENT OF CASH FLOWS
                 For the three months ended March 31, 2002, and
             from inception (March 31, 2000) through March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES                  March 31, 2002    March 31, 2001  From Inception
        Net income (loss)                              $      (148)      $   (148)     $ (1,911)

        Increases (Decrease) in accrued expenses                100            100         1,025
                                                       -------------    ----------     ----------

    NET CASH PROVIDED OR (USED) IN OPERATIONS                  (48)           (48)         (886)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                     0               0            0

CASH FLOWS FROM financing ACTIVITIES

        Proceeds from issuance of common stock                   0               0          750
        Proceeds from capital contributions                      0               0          124
                                                        ------------     ----------    ---------

                                                                 0                          874
CASH RECONCILIATION

        Net increase (decrease) in cash                        (48)           (48)          (12)
        Beginning cash balance                                  36             88             0
                                                          -----------   -----------    ---------

CASH BALANCE AT END OF YEAR                                $   (12)      $     40       $   (12)
                                                          ===========   ===========    =========

              The accompanying notes are an integral part of these
                             financial statements.

                                 SEGWAY V CORP.
                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

1. Summary of significant accounting policies:
   -------------------------------------------

Industry - Segway V Corp. (The Company), a Company incorporated in the state of
--------
New Jersey as of March 31, 2000, plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

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

Liquidity and Capital Resources - In addition to the stockholder funding capital
-------------------------------
shortfalls, The Company anticipates interested investors that intend to fund the Company's growth once a business is located.

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

                                 SEGWAY V CORP.
                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

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

2. Related Party Transactions and Going Concern:
   ---------------------------------------------

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

3. Accounts Receivable and Customer Deposits:
   ------------------------------------------

Accounts receivable and customer deposits do not exist at this time and therefore have no allowances accounted for or disclosures made.

4. Use of Estimates:
   -----------------

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Management has no reason to make estimates at this time.

5. Revenue and Cost Recognition:
   -----------------------------

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

                                 SEGWAY V CORP.
                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

6. Accrued Expenses:
   -----------------

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

7. Operating Lease Agreements:
   ---------------------------

The Company has no agreements at this time.

8. Stockholder's Equity:
   ---------------------

Common Stock includes 100,000,000 shares authorized at a par value of $0.0001, of which 5,250,000 have been issued for the amount of $750. The shareholders contributed an additional $124 to capital during the year 2001. The Company has also authorized 20,000,000 shares of preferred stock at a par value of $0.0001, none of which have been issued.

9. Required Cash Flow Disclosure for Interest and Taxes Paid:
   ----------------------------------------------------------

The Company has paid no amounts for federal income taxes and interest.

10. Earnings Per Share:
    -------------------

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
-------------------------------------------------------------------------------

Plan of Operation

We are continuing its efforts to locate a merger candidate for the purpose of a merger. It is possible that we will be successful in locating such a merger candidate and closing such merger. However, if we cannot effect a non-cash acquisition, we may have to raise funds from a private offering of our securities under Rule 506 of Regulation D. There is no assurance we can obtain any such equity funding.

Results of Operation

We did not have any operating income from inception (March 31, 2000) through March 31, 2002. For the quarter ended March 31, 2002, we recognized a net loss of $148. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2002, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  Not Applicable

Item 2. Changes in Securities.  None

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security
        Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2002.

     SEGWAY V CORP.

     By:/s/ Richard I. Anslow, President
     -----------------------------------
            Richard I. Anslow
            President