Form 10KSB
period 2002-12-31
SEGWAY V CORP
filed 2003-12-05
CIK 1111286

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2002

                            Commission File #0-30329

                                 SEGWAY V CORP.
             (Exact name of registrant as specified in its charter)

                                   New Jersey
         (State or other jurisdiction of incorporation or organization)

                                   22-3719171
                      (IRS Employer Identification Number)

                   9175 Mainwaring Rd. Sidney, B.C. V8L 1J9
               (Address of principal executive offices )      (Zip Code)

                                 (250) 656-4490
               (Registrant's telephone no., including area code)

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

Yes   [  ]     No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2002: $ 0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 15, 2003, was: $ 0

Number of shares of the registrant's common stock outstanding as of April 15, 2003 is: 5,250,000

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

EMPLOYEES

We have no full time employees. Rick Plotnikoff, our President has agreed to allocate a portion of his time to our activities without compensation. Mr. Plotnikoff anticipates that our business plan can be implemented by his devoting no more than 10 hours per month to the business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by Mr. Plotnikoff.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2002, there was 1 shareholder of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

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

Results of Operation

We did not have any operating income from inception (March 31, 2000) through December 31, 2002. For the year ended December 31, 2002, we recognized a net loss of $2,875. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2002, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:


                                 SEGWAY V CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001








AUDITORS' REPORT                                                     F-2

BALANCE SHEET                                                        F-3

STATEMENTS OF OPERATIONS                                             F-4

STATEMENT OF STOCKHOLDERS' EQUITY                                    F-5

STATEMENTS OF CASH FLOWS                                             F-6

NOTES TO FINANCIAL STATEMENTS                                        F-7-F-8

Gately & Associates, LLC                            Certified Public Accountants
================================================================================
1248 Woodridge Court, Altamonte Springs, FL 32714                 (407) 341-6942
                                                              Fax (407) 522-8796



To The Board of Directors
Segway V Corp.

We have audited the accompanying balance sheet of Segway V Corp., as of December 31, 2002, and the related statement of operations, equity and cash flows for the twelve months ended December 31, 2002 and from inception (March 31, 2000) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Segway V Corp., as of December 31, 2002, and the results of its operations and its cash flows for the twelve months then ended and from inception (March 31, 2000) through December 31, 2002 in conformity with generally accepted accounting principles.





                                     Gately & Associates, LLC
                                     Certified Public Accountants
                                     1248 Woodridge Court
                                     Altamonte Springs, FL 32714
                                     Tel 407-341-6942 Fax 407-522-8796
                                     December 3, 2003

                                 SEGWAY V CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                                    December 31, 2002   December 31, 2001
-----------------------------------------------------------------------------------    ------------------


                                     ASSETS

CURRENT ASSETS
   Cash                                                                  $      -          $    36
----------------------------------------------------------------------------------- ----------------

                                                                         $      -          $    36
=================================================================================== ================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                              $  1,925          $   925
----------------------------------------------------------------------------------- ----------------

                                                                            1,925              925
----------------------------------------------------------------------------------- ----------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock (Note 3)
     Authorized
       Common stock, $0.0001 par value, 100,000,000 shares
       Preferred stock, $0.0001 par value, 20,000,000 shares
     Issued and outstanding
       5,250,000 shares of common stock                                       525              525
   Additional paid in capital                                                 425              349
   Deficit accumulated during development stage                            (2,875)          (1,763)
----------------------------------------------------------------------------------- ----------------

                                                                           (1,925)            (889)
----------------------------------------------------------------------------------- ----------------

                                                                         $      -          $    36
=================================================================================== ================



    The accompanying notes are an integral part of these financial statements

                                 SEGWAY V CORP.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                                                                                          March 31, 2000
                                           Year Ended December   Year Ended December      (inception) to
                                                31, 2002               31, 2001         December 31, 2002
---------------------------------------------------------------- --------------------- ---------------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                               $    1,112         $     926             $   2,875
---------------------------------------------------------------- --------------------- ---------------------

NET LOSS FOR THE PERIOD                             $   (1,112)        $    (926)            $  (2,875)
================================================================ ===================== =====================




BASIC NET LOSS PER SHARE                            $    (0.00)        $   (0.00)
================================================================ =====================


WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                         5,250,000         5,250,000
================================================================ =====================







    The accompanying notes are an integral part of these financial statements

                                 SEGWAY V CORP.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

       FOR THE PERIOD FROM MARCH 31, 2000 (INCEPTION) TO DECEMBER 31, 2002



                                                                                               Deficit
                                                          Common Stock                      Accumulated     Stockholders'
                                                      --------------------    Additional       During          Equity
                                                       Number of               Paid in      Development       (Capital
                                                       shares       Amount     Capital         Stage         Deficiency)
---------------------------------------------------------------- ------------ ------------- --------------- ----------------
Common stock issued for cash at $0.0001 per share     5,000,000       $  500       $     -       $      -        $     500

Common stock issued for cash at $0.001 per share        250,000           25           225              -              250

Net loss for the period March 31, 2000
     (inception) to December 31, 2000                         -            -             -           (837)            (837)
---------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2000                            5,250,000          525           225           (837)             (87)

Capital contributed by shareholders                           -            -           124              -              124

Net loss for the year                                         -            -             -           (926)            (926)
---------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2001                            5,250,000          525           349         (1,763)            (889)

Capital contributed by shareholders                           -            -            76              -               76

Net loss for the year                                         -            -             -         (1,112)          (1,112)
---------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2002                               90,000       $  525       $   425       $ (2,875)       $  (1,925)
================================================================ ============ ============= =============== ================




    The accompanying notes are an integral part of these financial statements

                                 SEGWAY V CORP.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                                          March 31, 2000
                                                  Year Ended           Year Ended         (inception) to
                                               December 31, 2002    December 31, 2001   December 31, 2002
--------------------------------------------- -------------------- -------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                           $     (1,112)        $     (926)         $     (2,875)
  Adjusted for item not involving cash:
    - accounts payable                                     1,000                750                 1,925
--------------------------------------------- -------------------- ------------------ ---------------------

NET CASH USED IN OPERATING ACTIVITIES                       (112)              (176)                 (950)
--------------------------------------------- -------------------- ------------------ ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                             -                  -                   750
  Shareholder capital contributions                           76                124                   200
--------------------------------------------- -------------------- ------------------ ---------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                      76                124                   950
--------------------------------------------- -------------------- ------------------ ---------------------

INCREASE (DECREASE) IN CASH                                  (36)               (52)                    -

CASH, BEGINNING OF PERIOD                                     36                 88                     -
--------------------------------------------- -------------------- ------------------ ---------------------

CASH, END OF PERIOD                                 $          -         $       36          $          -
============================================= ==================== ================== =====================






    The accompanying notes are an integral part of these financial statements

                                 SEGWAY V CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------
NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Company is in the initial development stage and has incurred losses since inception totalling $2,875. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. The ability of the Company to continue as a going concern is dependent on raising capital to acquire a business venture and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Organization
The Company was incorporated on March 31, 2000 in the State of New Jersey. The Company's fiscal year end is December 31 with its initial period being from March 31, 2000 to December 31, 2000.

Basis of presentation
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Use of Estimates and Assumptions
Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Fair Value of Financial Instruments
In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

Net Loss per Common Share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at December 31, 2002 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

                                 SEGWAY V CORP.
                          (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


--------------------------------------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------------------

Stock-Based Compensation
The Company accounts for stock-based compensation in respect to stock options granted to employees and officers using the intrinsic value based method in accordance with APB 25. Stock options granted to non-employees are accounted for using the fair value method in accordance with SFAS No. 123. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.


NOTE 3 - CAPITAL STOCK
--------------------------------------------------------------------------------
The Company's capitalization is 100,000,000 shares of common stock with a par value of $0.0001 per share and 20,000,000 shares of preferred stock with a par value of $0.0001 per share.

During the year ended December 31, 2002 the shareholders contributed an additional $76 in capital (2001 - $124).

To December 31, 2002 the Company has not granted any stock options and has not recorded any stock-based compensation.


NOTE 5 - INCOME TAXES
--------------------------------------------------------------------------------

The Company has net operating loss carry-forwards which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Labonte & Company independent certified public accountants. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)  Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 31, 2002, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                                Age           Positions and Offices Held

Richard Plotnikoff                   43           President/Secretary/Director

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:

Mr.Plotnikoff is currently involved in the health food industry. His responsibilities include coordinating strategy, planning, and product development. Mr. Plotnikoff devotes most of his time to the affairs of the Company. He has been involved in the health industry since 1989 at which time he founded a private company called Kayto Life Herbs International Corp. Prior to his involvement with Kayto Life Herbs International Corp., Mr. Plotnikoff was an Inspector employed by Revenue Canada in the Customs and Excise Division. Mr. Plotnikoff has a holding company called Shopcom Holdings Ltd. and spends part of his time on the operations of the Holding Company.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed Form 5 for the year ending December 31, 2002.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have issued a total of 5,250,000 shares of common stock for a total of $750 in cash:


Name                       Number of Total Shares      Consideration       % of Shareholdings
----                       ----------------------      -------------       ------------------
Richard Plotnikoff         5,000,000                   $500                95.24%


Mr. Plotnikoff's shares were originally issued in the name of RGR Corp., a company of which Mr. Anslow is the sole director, shareholder and President. With respect to the sales made to RGR Corp. the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

The address for Mr. Plotnikoff is 9175 Mainwaring Rd. Sidney, B.C. V8L 1J9

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

EXHIBIT DESCRIPTION
------- -----------

3.1     Articles of Incorporation (1)

3.3     By-laws  (1)

33.1    Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

33.2    Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002


(1) Incorporated by reference to our Form 10-SB (SEC File No. 0-30329).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERIVCES

Audit Fees

For the Company's fiscal year ended December 31, 2002, we were billed approximately $1000.00 and $0.00 for professional services rendered for the audit of our financial statements, respectively. We also were billed approximately $0.00 and $0.00 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2002, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2002, we were billed approximately $0.00 and $0.00, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2002.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                              Segway V Corp.

                              By: /S/ Richard Plotnikoff
                              --------------------------
                                      Richard Plotnikoff
                                      President, Secretary and Director

Dated: December 4, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                TITLE                        DATE
----                                -----                        ----

/s/ Richard Plotnikoff              President, Secretary        December 4, 2003
---------------------               and Director
    Richard Plotnikoff