Form 10QSB
period 2003-03-31
SEGWAY V CORP
filed 2003-12-05
CIK 1111286

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 000-31329

                                 SEGWAY V CORP.
        (Exact name of small business issuer as specified in its charter)

       New Jersey                                              22-3719171
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                     9175 Mainwaring Rd., Sidney, BC V8L 1J9
                    (Address of Principal Executive Offices)

                                 (250) 656-4490
                           (Issuer's telephone number)


      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2003: 5,250,000 shares of common stock.

Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition

  Item 3. Control and Procedures

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature


Item 1. Financial Information
- -----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

                                 SEGWAY V CORP.

                          INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2003

                                   (Unaudited)








BALANCE SHEET                                                            F-2

INTERIM STATEMENTS OF OPERATIONS                                         F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                        F-4

INTERIM STATEMENTS OF CASH FLOWS                                         F-5

NOTES TO INTERIM FINANCIAL STATEMENTS                                    F-6-F-7

                                 SEGWAY V CORP.

                                 BALANCE SHEETS


                                                                    March 31, 2003       December 31, 2002
---------------------------------------------------------------- --------------------- ----------------------
                                                                     (unaudited)

                                     ASSETS

CURRENT ASSETS
   Cash                                                                    $       -              $       -
---------------------------------------------------------------- --------------------- ----------------------

                                                                           $       -              $       -
================================================================ ===================== ======================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                $   2,375              $   1,925
---------------------------------------------------------------- --------------------- ----------------------

                                                                               2,375                  1,925
---------------------------------------------------------------- --------------------- ----------------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock (Note 3)
     Authorized
       Common stock, $0.0001 par value, 100,000,000 shares
       Preferred stock, $0.0001 par value, 20,000,000 shares
       Issued and outstanding
       5,250,000 shares of common stock                                          525                    525
   Additional paid in capital                                                    425                    425
   Deficit accumulated during development stage                               (3,325)                (2,875)
---------------------------------------------------------------- --------------------- ----------------------

                                                                              (2,375)                (1,925)
---------------------------------------------------------------- --------------------- ----------------------

                                                                           $       -              $       -
================================================================ ===================== ======================




              The accompanying notes are an integral part of these
                          interim financial statements

                                 SEGWAY V CORP.

                        INTERIM STATEMENTS OF OPERATIONS
                                   (unaudited)


                                             Three Months Ended     Three Months Ended      March 31, 2000
                                               March 31, 2003         March 31, 2002        (inception) to
                                                                                            March 31, 2003
------------------------------------------- ---------------------- --------------------- ---------------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                                $       450           $       148             $   3,325
------------------------------------------- ---------------------- --------------------- ---------------------

NET LOSS FOR THE PERIOD                              $      (450)          $      (148)            $  (3,325)
=========================================== ====================== ===================== =====================




BASIC NET LOSS PER SHARE                             $     (0.00)          $     (0.00)
=========================================== ====================== =====================


WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                           5,250,000             5,250,000
=========================================== ====================== =====================





              The accompanying notes are an integral part of these
                          interim financial statements

                                 SEGWAY V CORP.

                        STATEMENT OF STOCKHOLDERS' EQUITY

        FOR THE PERIOD FROM MARCH 31, 2000 (INCEPTION) TO MARCH 31, 2003
                                   (unaudited)




                                                                                               Deficit
                                                          Common Stock                      Accumulated     Stockholders'
                                                      --------------------    Additional       During          Equity
                                                       Number of               Paid in      Development       (Capital
                                                       shares       Amount     Capital         Stage         Deficiency)
---------------------------------------------------------------- ------------ ------------- --------------- ----------------
Common stock issued for cash at $0.0001 per share     5,000,000       $  500       $     -       $      -        $     500

Common stock issued for cash at $0.001 per share        250,000           25           225              -              250

Net loss for the period March 31, 2000
     (inception) to December 31, 2000                         -            -             -           (837)            (837)
---------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2000                            5,250,000          525           225           (837)             (87)

Capital contributed by shareholders                           -            -           124              -              124

Net loss for the year                                         -            -             -           (926)            (926)
---------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2001                            5,250,000          525           349         (1,763)            (889)

Capital contributed by shareholders                           -            -            76              -               76

Net loss for the year                                         -            -             -         (1,112)          (1,112)
---------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2002                               90,000          525           425         (2,875)          (1,925)

Net loss for the period                                       -            -             -           (450)            (450)
---------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, March 31, 2003                                  90,000       $  525       $   425       $ (3,325)       $  (2,375)
================================================================ ============ ============= =============== ================



              The accompanying notes are an integral part of these
                          interim financial statements

                                 SEGWAY V CORP.

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                               Three Months Ended   Three Months Ended      March 31, 2000
                                                 March 31, 2003       March 31, 2002        (inception) to
                                                                                            March 31, 2003
---------------------------------------------- -------------------- -------------------- ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                              $     (450)          $     (148)           $   (3,325)
  Adjusted for item not involving cash:
    - accounts payable                                        450                  100                 2,375
---------------------------------------------- -------------------- -------------------- ---------------------

NET CASH USED IN OPERATING ACTIVITIES                           -                  (48)                 (950)
---------------------------------------------- -------------------- -------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                               -                   12                     -
  Proceeds on sale of common stock                              -                    -                   750
  Shareholder capital contributions                             -                    -                   200
---------------------------------------------- -------------------- -------------------- ---------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                        -                   12                   950
---------------------------------------------- -------------------- -------------------- ---------------------

INCREASE (DECREASE) IN CASH                                     -                  (36)                    -

CASH, BEGINNING OF PERIOD                                       -                   36                     -
---------------------------------------------- -------------------- -------------------- ---------------------

CASH, END OF PERIOD                                    $        -           $        -            $        -
============================================== ==================== ==================== =====================




              The accompanying notes are an integral part of these
                          interim financial statements

                                 SEGWAY V CORP.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)
                                 MARCH 31, 2003

--------------------------------------------------------------------------------
NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Company is in the initial development stage and has incurred losses since inception totalling $3,325. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. The ability of the Company to continue as a going concern is dependent on raising capital to acquire a business venture and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

                                 SEGWAY V CORP.

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (unaudited)
                                 MARCH 31, 2003

--------------------------------------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------------------

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

To March 31, 2003 the Company has not granted any stock options and has not recorded any stock-based compensation.


NOTE 5 - INCOME TAXES
--------------------------------------------------------------------------------

The Company has net operating loss carry-forwards which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

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

Results of Operation
--------------------

The Company did not have any operating income through March 31, 2003. For the quarter ended March 31, 2003, the registrant recognized a net loss of $150. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and CapitRal Resources
--------------------------------

At March 31, 2003 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Item 3. Controls and Procedures
---------------------------------

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


                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)  Exhibits

     33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

     33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)  Reports of Form 8-K

     No reports on Form 8-K were filed during the quarter ended
     March 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SEGWAY V CORP.



Date:   December 4, 2003                /s/  Richard Plotnikoff
                                        --------------------------------
                                        Richard Plotnikoff
                                        President, Secretary and Director