Form 10QSB
period 2003-06-30
SEGWAY V CORP
filed 2003-12-05
CIK 1111286

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2003

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2003: 5,250,000 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

                                 SEGWAY V CORP.

                          INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 2003

                                   (Unaudited)








BALANCE SHEET                                                             F-2

INTERIM STATEMENTS OF OPERATIONS                                          F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                         F-4

INTERIM STATEMENTS OF CASH FLOWS                                          F-5

NOTES TO INTERIM FINANCIAL STATEMENTS                                     F-6

                                 SEGWAY V CORP.

                                 BALANCE SHEETS


                                                                      June 30, 2003        December 31, 2002
--------------------------------------------------------------- --------------------- ----------------------
                                                                        (unaudited)

                                     ASSETS
CURRENT ASSETS
   Cash                                                                    $      -               $      -
--------------------------------------------------------------- --------------------- ----------------------

                                                                           $      -               $      -
=============================================================== ===================== ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                $  2,825               $  1,925
--------------------------------------------------------------- --------------------- ----------------------

                                                                              2,825                  1,925
--------------------------------------------------------------- --------------------- ----------------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock (Note 3)
     Authorized
       Common stock, $0.0001 par value, 100,000,000 shares
       Preferred stock, $0.0001 par value, 20,000,000 shares
       Issued and outstanding
       5,250,000 shares of common stock                                         525                    525
   Additional paid in capital                                                   425                    425
   Deficit accumulated during development stage                              (3,775)                (2,875)
--------------------------------------------------------------- --------------------- ----------------------

                                                                             (2,825)                (1,925)
--------------------------------------------------------------- --------------------- ----------------------

                                                                           $      -               $      -
=============================================================== ===================== ======================






              The accompanying notes are an integral part of these
                          interim financial statements

                                 SEGWAY V CORP.

                        INTERIM STATEMENTS OF OPERATIONS
                                   (unaudited)


                                              Six Months Ended             Three Months Ended         March 31, 2000
                                                  June 30,                      June 30,              (inception) to
                                            2003           2002            2003           2002        June 30, 2003
--------------------------------------- -------------- -------------- --------------- -------------- -----------------


GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                       $    900     $      296     $       450     $      148         $   3,775
--------------------------------------- -------------- -------------- --------------- -------------- -----------------

NET LOSS FOR THE PERIOD                     $   (900)    $     (296)    $      (450)    $     (148)        $  (3,775)
======================================= ============== ============== =============== ============== =================




BASIC NET LOSS PER SHARE                    $  (0.00)    $    (0.00)    $     (0.00)    $    (0.00)
======================================= ============== ============== ============== ==============


WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING               5,250,000      5,250,000       5,250,000      5,250,000
======================================= ============== ============== ============== ==============



              The accompanying notes are an integral part of these
                          interim financial statements

                                 SEGWAY V CORP.

                        STATEMENT OF STOCKHOLDERS' EQUITY

         FOR THE PERIOD FROM MARCH 31, 2000 (INCEPTION) TO JUNE 30, 2003
                                   (unaudited)



                                                                                               Deficit
                                                          Common Stock                      Accumulated     Stockholders'
                                                      --------------------    Additional       During          Equity
                                                       Number of               Paid in      Development       (Capital
                                                       shares       Amount     Capital         Stage         Deficiency)
---------------------------------------------------------------- ------------ ------------- --------------- ----------------
Common stock issued for cash at $0.0001 per share    5,000,000       $  500       $     -       $      -        $     500

Common stock issued for cash at $0.001 per share       250,000           25           225              -              250

Net loss for the period March 31, 2000
     (inception) to December 31, 2000                        -            -             -           (837)            (837)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2000                           5,250,000          525           225           (837)             (87)

Capital contributed by shareholders                          -            -           124              -              124

Net loss for the year                                        -            -             -           (926)            (926)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2001                           5,250,000          525           349         (1,763)            (889)

Capital contributed by shareholders                          -            -            76              -               76

Net loss for the year                                        -            -             -         (1,112)          (1,112)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2002                              90,000          525           425         (2,875)          (1,925)

Net loss for the period                                      -            -             -           (900)            (900)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, June 30, 2003                                  90,000       $  525       $   425       $ (3,775)       $  (2,825)
=============================================================== ============ ============= =============== ================





              The accompanying notes are an integral part of these
                          interim financial statements

                                 SEGWAY V CORP.

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                               March 31, 2000
                                                   Six Months Ended     Six Months Ended       (inception) to
                                                     June 30, 2003        June 30, 2002        June 30, 2003
------------------------------------------------- -------------------- -------------------- ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                 $     (450)          $     (148)           $   (3,325)
  Adjusted for item not involving cash:
    - accounts payable                                           450                  100                 2,375
------------------------------------------------- -------------------- -------------------- ---------------------

NET CASH USED IN OPERATING ACTIVITIES                              -                  (48)                 (950)
------------------------------------------------- -------------------- -------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                  -                   12                     -
  Proceeds on sale of common stock                                 -                    -                   750
  Shareholder capital contributions                                -                    -                   200
------------------------------------------------- -------------------- -------------------- ---------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                           -                   12                   950
------------------------------------------------- -------------------- -------------------- ---------------------

INCREASE (DECREASE) IN CASH                                        -                  (36)                    -

CASH, BEGINNING OF PERIOD                                          -                   36                     -
------------------------------------------------- -------------------- -------------------- ---------------------

CASH, END OF PERIOD                                       $        -           $        -            $        -
================================================= ==================== ==================== =====================






          The accompanying notes are an integral part of these interim financial statements

                                 SEGWAY V CORP.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)

                                  JUNE 30, 2003

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

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

                                 JUNE 30, 2003

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

To June 30, 2003 the Company has not granted any stock options and has not recorded any stock-based compensation.

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

Results of Operation
--------------------

The Company did not have any operating income through June 30, 2003. For the quarter ended June 30, 2003, the registrant recognized a net loss of $150. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and CapitRal Resources
--------------------------------

At June 30, 2003 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 6. Exhibits and Reports of Form 8-K.

(a)  Exhibits

     33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

     33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)  Reports of Form 8-K

     No reports on Form 8-K were filed during the quarter ended
     June 30, 2003.

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