Form 10QSB
period 2003-09-30
SEGWAY V CORP
filed 2003-12-08
CIK 1111286

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2003: 5,250,000 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

                                 SEGWAY V CORP.

                          INTERIM FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 2003

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

INTERIM STATEMENTS OF OPERATIONS                                          F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                         F-4

INTERIM STATEMENTS OF CASH FLOWS                                          F-5

NOTES TO INTERIM FINANCIAL STATEMENTS                                     F-6

                                 SEGWAY V CORP.

                                 BALANCE SHEETS




                                                                  September 30, 2003     December 31, 2002
--------------------------------------------------------------- --------------------- ----------------------
                                                                        (unaudited)

                                     ASSETS
CURRENT ASSETS
   Cash                                                                    $      -               $      -
--------------------------------------------------------------- --------------------- ----------------------

                                                                           $      -               $      -
=============================================================== ===================== ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                $  3,075               $  1,925
--------------------------------------------------------------- --------------------- ----------------------

                                                                              3,075                  1,925
--------------------------------------------------------------- --------------------- ----------------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock (Note 3)
     Authorized
       Common stock, $0.0001 par value, 100,000,000 shares
       Preferred stock, $0.0001 par value, 20,000,000 shares
     Issued and outstanding
       5,250,000 shares of common stock                                         525                    525
   Additional paid in capital                                                   425                    425
   Deficit accumulated during development stage                              (4,025)                (2,875)
--------------------------------------------------------------- --------------------- ----------------------

                                                                             (3,075)                (1,925)
--------------------------------------------------------------- --------------------- ----------------------

                                                                           $      -               $      -
=============================================================== ===================== ======================







              The accompanying notes are an integral part of these
                          interim financial statements

                                 SEGWAY V CORP.

                        INTERIM STATEMENTS OF OPERATIONS
                                   (unaudited)




                                              Nine Months Ended             Three Months Ended        March 31, 2000
                                                September 30,                    September 30,        (inception) to
                                            2003           2002            2003           2002      September 30, 2003
--------------------------------------- -------------- -------------- --------------- -------------- -----------------


GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                       $  1,150     $      428     $       250     $      116         $   4,025
--------------------------------------- -------------- -------------- --------------- -------------- -----------------

NET LOSS FOR THE PERIOD                     $ (1,150)    $     (428)    $      (250)    $     (116)        $  (4,025)
======================================= ============== ============== =============== ============== =================




BASIC NET LOSS PER SHARE                    $  (0.00)    $    (0.00)    $     (0.00)    $    (0.00)
======================================= ============== ============== ============== ==============


WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING               5,250,000      5,250,000       5,250,000      5,250,000
======================================= ============== ============== ============== ==============




              The accompanying notes are an integral part of these
                          interim financial statements

                                 SEGWAY V CORP.

                        STATEMENT OF STOCKHOLDERS' EQUITY

         FOR THE PERIOD FROM MARCH 31, 2000 (INCEPTION) TO SEPTEMBER 30, 2003
                                   (unaudited)


                                                                                               Deficit
                                                          Common Stock                      Accumulated     Stockholders'
                                                      --------------------    Additional       During          Equity
                                                       Number of               Paid in      Development       (Capital
                                                       shares       Amount     Capital         Stage         Deficiency)
---------------------------------------------------------------- ------------ ------------- --------------- ----------------
Common stock issued for cash at $0.0001 per share    5,000,000       $  500       $     -       $      -        $     500

Common stock issued for cash at $0.001 per share       250,000           25           225              -              250

Net loss for the period March 31, 2000
     (inception) to December 31, 2000                        -            -             -           (837)            (837)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2000                           5,250,000          525           225           (837)             (87)

Capital contributed by shareholders                          -            -           124              -              124

Net loss for the year                                        -            -             -           (926)            (926)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2001                           5,250,000          525           349         (1,763)            (889)

Capital contributed by shareholders                          -            -            76              -               76

Net loss for the year                                        -            -             -         (1,112)          (1,112)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2002                              90,000          525           425         (2,875)          (1,925)

Net loss for the period                                      -            -             -         (1,150)          (1,150)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, September 30, 2003                             90,000       $  525       $   425       $ (4,025)       $  (3,075)
=============================================================== ============ ============= =============== ================






              The accompanying notes are an integral part of these
                          interim financial statements

                                 SEGWAY V CORP.

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                March 31, 2000
                                                   Nine Months Ended    Nine Months Ended       (inception) to
                                                   September 30, 2003      September 30, 2002  September 30, 2003
------------------------------------------------- -------------------- -------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                 $   (1,150)          $     (412)           $   (4,025)
  Adjusted for item not involving cash:
    Accounts payable                                           1,150                  300                 3,075
------------------------------------------------- -------------------- -------------------- ---------------------

NET CASH USED IN OPERATING ACTIVITIES                              -                 (112)                 (950)
------------------------------------------------- -------------------- -------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                                 -                    -                   750
  Shareholder capital contributions                                -                   76                   200
------------------------------------------------- -------------------- -------------------- ---------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                           -                   12                   950
------------------------------------------------- -------------------- -------------------- ---------------------

INCREASE (DECREASE) IN CASH                                        -                  (36)                    -

CASH, BEGINNING OF PERIOD                                          -                   36                     -
------------------------------------------------- -------------------- -------------------- ---------------------

CASH, END OF PERIOD                                       $        -           $        -            $        -
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

                               SEPTEMBER 30, 2003

--------------------------------------------------------------------------------
NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Company is in the initial development stage and has incurred losses since inception totalling $4,025. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. The ability of the Company to continue as a going concern is dependent on raising capital to acquire a business venture and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

                               SEPTEMBER 30, 2003

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

Results of Operation
--------------------

The Company did not have any operating income from inception through September 30, 2003. For the quarter ended September 30, 2003, the registrant recognized a net loss of $250. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
--------------------------------

At September 30, 2003 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 6. Exhibits and Reports of Form 8-K.

(a)  Exhibits

     33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

     33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports of Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SEGWAY V CORP.



Date:   December 8, 2003                /s/  Richard Plotnikoff
                                        --------------------------------
                                        Richard Plotnikoff
                                        President, Secretary and Director