Form 10KSB
period 2003-12-31
SEGWAY V CORP
filed 2004-04-14
CIK 1111286

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                   FORM 10-KSB

                       ----------------------------------

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2003

                            Commission File #0-30329

                            SERVICE AIR GROUP, INC.
             (Exact name of registrant as specified in its charter)

                                   New Jersey
         (State or other jurisdiction of incorporation or organization)

                                   22-3719171
                      (IRS Employer Identification Number)

                 5455 Airport Road South, Richmond, B.C. Canada V7B 1B5
               (Address of principal executive offices)      (Zip Code)

                                 (604)722-2147
                (Registrant's telephone no., including area code)

                                 SEGWAY V CORP.
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 15, 2003, was: $ 0

Number of shares of the registrant's common stock outstanding as of April 15, 2003 is: 5,250,000

We do not have a Transfer Agent.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Service Air Group, Inc. (f/k/a Segway V Corp.), was incorporated on March 31, 2000, under the laws of the State of New Jersey to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date other than issuing shares to our original shareholders.

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

EMPLOYEES

We have no full time employees. Mohammad Sultan, our President has agreed to allocate a portion of his time to our activities without compensation. Mr. Sultan anticipates that our business plan can be implemented by his devoting no more than 10 hours per month to the business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by Mr. Sultan.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2003, there were 2 shareholders of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

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

Results of Operation

We did not have any operating income from inception (March 31, 2000) through December 31, 2003. For the year ended December 31, 2003, we recognized a net loss of $1,525. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2003, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

                             SERVICE AIR GROUP, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2003








INDEPENDENT AUDITORS REPORT                                               F-2

BALANCE SHEET                                                             F-3

INTERIM STATEMENTS OF OPERATIONS                                          F-4

STATEMENT OF STOCKHOLDERS' EQUITY                                         F-5

INTERIM STATEMENTS OF CASH FLOWS                                          F-6

NOTES TO INTERIM FINANCIAL STATEMENTS                                     F-7

To The Board of Directors
Service Air Group, Inc.


We have audited the accompanying balance sheet of Service Air Group, Inc., as of December 31, 2003 and 2002, and the related statement of operations, equity and cash flows for the twelve months ended December 31, 2003 and 2002, and from inception (March 31, 2000) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Service Air Group, Inc., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the twelve months then ended and from inception (March 31, 2000) through December 31, 2003 in conformity with generally accepted accounting principles.





Gately & Associates, LLC
Certified Public Accountants
Altamonte Springs, FL
March 18, 2004

                             SERVICE AIR GROUP, INC.

                                 BALANCE SHEETS




                                                                  December 31, 2003     December 31, 2002
--------------------------------------------------------------- --------------------- ----------------------


                                     ASSETS
CURRENT ASSETS
   Cash                                                                    $      -               $      -
--------------------------------------------------------------- --------------------- ----------------------

                                                                           $      -               $      -
=============================================================== ===================== ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                $  3,450               $  1,925
--------------------------------------------------------------- --------------------- ----------------------

                                                                              3,450                  1,925
--------------------------------------------------------------- --------------------- ----------------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock (Note 3)
     Authorized
       Common stock, $0.0001 par value, 100,000,000 shares Preferred stock,
       $0.0001 par value, 20,000,000 shares Issued and outstanding
       5,250,000 shares of common stock                                         525                    525
   Additional paid in capital                                                   425                    425
   Deficit accumulated during development stage                              (4,400)                (2,875)
--------------------------------------------------------------- --------------------- ----------------------

                                                                             (3,450)                (1,925)
--------------------------------------------------------------- --------------------- ----------------------

                                                                           $      -               $      -
=============================================================== ===================== ======================


    The accompanying notes are an integral part of these financial statements

                             SERCICE AIR GROUP, INC.

                            STATEMENTS OF OPERATIONS





                                             Twelve Months Ended      (inception) to
                                                December 31,            December 31,
                                             2003           2002            2003
--------------------------------------- -------------- -------------- ---------------


GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                     $    1,525     $    1,112     $     4,400
--------------------------------------- -------------- -------------- ---------------

NET LOSS FOR THE PERIOD                   $   (1,525)    $   (1,112)    $    (4,400)
======================================= ============== ============== ===============




BASIC NET LOSS PER SHARE                  $    (0.00)    $    (0.00)    $     (0.00)
======================================= ============== ============== ==============


WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING               5,250,000      5,250,000       5,250,000
======================================= ============== ============== ==============




    The accompanying notes are an integral part of these financial statements

                              SERVICE AIR GROUP, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

         FOR THE PERIOD FROM MARCH 31, 2000 (INCEPTION) TO December 31, 2003


                                                                                               Deficit
                                                          Common Stock                      Accumulated     Stockholders'
                                                      --------------------    Additional       During          Equity
                                                       Number of               Paid in      Development       (Capital
                                                       shares       Amount     Capital         Stage         Deficiency)
---------------------------------------------------------------- ------------ ------------- --------------- ----------------
Common stock issued for cash at $0.0001 per share    5,000,000       $  500       $     -       $      -        $     500

Common stock issued for cash at $0.001 per share       250,000           25           225              -              250

Net loss for the period March 31, 2000
     (inception) to December 31, 2000                        -            -             -           (837)            (837)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2000                           5,250,000          525           225           (837)             (87)

Capital contributed by shareholders                          -            -           124              -              124

Net loss for the year                                        -            -             -           (926)            (926)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2001                           5,250,000          525           349         (1,763)            (889)

Capital contributed by shareholders                          -            -            76              -               76

Net loss for the year                                        -            -             -         (1,112)          (1,112)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2002                              90,000          525           425         (2,875)          (1,925)

Net loss for the period                                      -            -             -         (1,525)          (1,525)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2003                              90,000       $  525       $   425       $ (4,400)       $  (3,450)
=============================================================== ============ ============= =============== ================


    The accompanying notes are an integral part of these financial statements

                              SERVICE AIR GROUP, INC.

                             STATEMENTS OF CASH FLOWS





                                                             Twelve Months Ended                (inception) to
                                                      December 31,           December 31,         December 31,
                                                          2003                 2002                  2003
------------------------------------------------- -------------------- -------------------- ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                 $   (1,525)          $   (1,112)           $   (4,400)
  Adjusted for item not involving cash:
    Accounts payable                                           1,525                1,000                 3,450
------------------------------------------------- -------------------- -------------------- ---------------------

NET CASH USED IN OPERATING ACTIVITIES                              -                 (112)                 (950)
------------------------------------------------- -------------------- -------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                                 -                    -                   750
  Shareholder capital contributions                                -                   76                   200
------------------------------------------------- -------------------- -------------------- ---------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                           -                   12                   950
------------------------------------------------- -------------------- -------------------- ---------------------

INCREASE (DECREASE) IN CASH                                        -                  (36)                    -

CASH, BEGINNING OF PERIOD                                          -                   36                     -
------------------------------------------------- -------------------- -------------------- ---------------------

CASH, END OF PERIOD                                       $        -           $        -            $        -
================================================= ==================== ==================== =====================







    The accompanying notes are an integral part of these financial statements

                               SEVICE AIR GROUP, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

--------------------------------------------------------------------------------
NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

Organization

Service Air Group, Inc. (the Company) was incorporated on March 31, 2000 in the State of New Jersey. The Company's fiscal year end is December 31 with its initial period being from March 31, 2000 to December 31, 2000. The Company was formally known as Segway V Corp. and changed its name to Service Air Group, Inc. on January 27, 2004.

Basis of presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

The Company is in the initial development stage and has incurred losses since inception totaling $4,400. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. The ability of the Company to continue as a going concern is dependent on raising capital to acquire a business venture and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

                            SERVICE AIR GROUP, INC.

                     NOTES TO INTERIM FINANCIAL STATEMENTS

                               DECEMBER 31, 2003

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

The Company has 5,250,00 common shares issued and outstanding.

During the year ended December 31, 2002 the shareholders contributed an additional $76 in capital (2001 - $124).

The Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 - INCOME TAXES
--------------------------------------------------------------------------------

The Company has net operating loss carry-forwards which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.
                                       F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Gately & Associates independent certified public accountants. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

Name                                Age           Positions and Offices Held

Mohammad Sultan                     34            President/Director
Richard Plotnikoff                  43            Secretary/Director

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:

Mr. Sultan is currently involved in the aviation industry. His responsibilities include planning, corporate infrastructure and business development. Mr. Sultan devotes most of his time to the affairs of a Canadian based company called Service Air Group Inc. (Canada). Prior to his involvement with Service Air Group Inc. (Canada), Mr. Sultan founded a private company called 3Dub Media Inc. and spends part of his time on the operations of the Media Company; he has been self-employed since 1989.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have issued a total of 5,250,000 shares of common stock for a total of $750 in cash:


Name                       Number of Total Shares      Consideration       % of Shareholdings
----                       ----------------------      -------------       ------------------
Mohammad Sultan            5,000,000                   $500                95%
Richard Plotnikoff           250,000                   $250                 5%

Mr. Plotnikoff's shares were originally issued in the name of RGR Corp., a company of which Mr. Anslow is the sole director, shareholder and President. With respect to the sales made to RGR Corp. the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

The address for Mr. Sultan is 5455 Airport Road South, Richmond, B.C. Canada V7B 1B5 The address for Mr. Plotnikoff is 9175 Mainwaring Rd. Sidney, B.C. V8L 1J9

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

33.1    Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

33.2    Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002


(1) Incorporated by reference to our Form 10-SB (SEC File No. 0-30329).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERIVCES

Audit Fees

For the Company's fiscal year ended December 31, 2003 and December 31, 2002, we were billed $375.00 and $500.00 for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2003, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2003 adn December 31, 2002, we were billed $0.00 and $325.00 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2003.

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


                              SERVICE AIR GROUP, INC.

                              By: /S/ Mohammad Sultan
                              --------------------------
                                      Mohammad Sultan
                                      President, and Director

Dated: April 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                TITLE                        DATE
----                                -----                        ----

/s/ Mohammad Sultan                 President,                   April 14, 2004
---------------------               and Director
    Mohammad Sultan