Form 10QSB
period 2004-03-31
SERVICE AIR GROUP INC
filed 2004-05-17
CIK 1111286

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 000-30329

                             SERVICE AIR GROUP, INC.
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

                                 (604)722-2147
                           (Issuer's telephone number)

                                 SEGWAY V CORP.
                     9175 Mainwaring Rd., Sidney, BC V8L 1J9
      (Former name, address and fiscal year, if changed since last report)

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2004: 5,250,000 shares of common stock.

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

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature


Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                             SERVICE AIR GROUP, INC.

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2004









BALANCE SHEET                                 F-2

INTERIM STATEMENTS OF OPERATIONS              F-3

STATEMENT OF STOCKHOLDERS' EQUITY             F-4

INTERIM STATEMENTS OF CASH FLOWS              F-5

NOTES TO INTERIM FINANCIAL STATEMENTS         F-6

                             SERVICE AIR GROUP, INC.

                                 BALANCE SHEETS


                                                                    March 31, 2004     December 31, 2003
--------------------------------------------------------------- --------------------- ----------------------


                                     ASSETS

CURRENT ASSETS

   Cash                                                                    $      -               $      -
--------------------------------------------------------------- --------------------- ----------------------

                                                                           $      -               $      -
=============================================================== ===================== ======================



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                $  3,700               $  3,450
--------------------------------------------------------------- --------------------- ----------------------

                                                                              3,700                  3,450
--------------------------------------------------------------- --------------------- ----------------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock (Note 3)
     Authorized
       Common stock, $0.0001 par value, 100,000,000 shares
       Preferred stock, $0.0001 par value, 20,000,000 shares
       Issued and outstanding
       5,250,000 shares of common stock                                         525                    525
   Additional paid in capital                                                   425                    425
   Deficit accumulated during development stage                              (4,650)                (4,400)
--------------------------------------------------------------- --------------------- ----------------------

                                                                             (3,700)                (3,450)
--------------------------------------------------------------- --------------------- ----------------------

                                                                           $      -               $      -
=============================================================== ===================== ======================


    The accompanying notes are an integral part of these financial statements

                             SERCICE AIR GROUP, INC.

                            STATEMENTS OF OPERATIONS





                                             Three Months Ended      (inception) to
                                                   March 31,            March 31,
                                             2004           2003           2004
--------------------------------------- -------------- -------------- ---------------


GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                     $      250     $      450     $    4,650
--------------------------------------- -------------- -------------- ---------------

NET LOSS FOR THE PERIOD                   $     (250)    $     (450)    $   (4,650)
======================================= ============== ============== ===============




BASIC NET LOSS PER SHARE                  $    (0.00)    $    (0.00)    $    (0.00)
======================================= ============== ============== ==============


WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING               5,250,000      5,250,000      5,250,000
======================================= ============== ============== ==============




    The accompanying notes are an integral part of these financial statements

                             SERVICE AIR GROUP, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

        FOR THE PERIOD FROM MARCH 31, 2000 (INCEPTION) TO March 31, 2004

                                                                                               Deficit
                                                          Common Stock                      Accumulated      Stockholders'
                                                      --------------------    Additional       During          Equity
                                                       Number of               Paid in      Development       (Capital
                                                       shares       Amount     Capital         Stage          Deficiency)
---------------------------------------------------------------- ------------ ------------- -------------------------------

Common stock issued for cash at $0.0001 per share    5,000,000       $  500       $     -       $      -       $      500

Common stock issued for cash at $0.001 per share       250,000           25           225              -              250

Net loss for the period March 31, 2000
     (inception) to December 31, 2000                        -            -             -           (837)            (837)
--------------------------------------------------------------- ------------ ------------- -------------------------------

Balance, December 31, 2000                           5,250,000          525           225           (837)             (87)

Capital contributed by shareholders                          -            -           124              -              124

Net loss for the year                                        -            -             -           (926)            (926)
--------------------------------------------------------------- ------------ ------------- -------------------------------

Balance, December 31, 2001                           5,250,000          525           349         (1,763)            (889)

Capital contributed by shareholders                          -            -            76              -               76

Net loss for the year                                        -            -             -         (1,112)          (1,112)
--------------------------------------------------------------- ------------ ------------- -------------------------------

Balance, December 31, 2002                              90,000          525           425         (2,875)          (1,925)

Net loss for the period                                      -            -             -         (1,525)          (1,525)
--------------------------------------------------------------- ------------ ------------- -------------------------------

Balance, December 31, 2003                             90,000           525           425         (4,400)          (3,450)

Net loss for the period                                      -            -             -           (250)            (250)
--------------------------------------------------------------- ------------ ------------- -------------------------------

Balance, March 31, 2004                                 90,000       $  525       $   425       $ (4,650)      $   (3,700)
=============================================================== ============ ============= ===============================


    The accompanying notes are an integral part of these financial statements

                             SERVICE AIR GROUP, INC.

                            STATEMENTS OF CASH FLOWS






                                                             Three Months Ended                (inception) to
                                                        March 31,            March 31,            March 31,
                                                          2004                 2003                  2004
------------------------------------------------- -------------------- -------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                 $     (250)          $     (450)           $   (4,650)
  Adjusted for item not involving cash:
    Accounts payable                                             250                  450                 3,700
------------------------------------------------- -------------------- -------------------- ---------------------

NET CASH USED IN OPERATING ACTIVITIES                              -                    -                  (950)
------------------------------------------------- -------------------- -------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                                 -                    -                   750
  Shareholder capital contributions                                -                    -                   200
------------------------------------------------- -------------------- -------------------- ---------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                           -                    -                   950
------------------------------------------------- -------------------- -------------------- ---------------------

INCREASE (DECREASE) IN CASH                                        -                    -                     -

CASH, BEGINNING OF PERIOD                                          -                    -                     -
------------------------------------------------- -------------------- -------------------- ---------------------

CASH, END OF PERIOD                                       $        -           $        -            $        -
================================================= ==================== ==================== =====================







    The accompanying notes are an integral part of these financial statements

                               SEVICE AIR GROUP, INC.

                           NOTES TO INTERIM FINANCIAL
STATEMENTS

                                  MARCH 31, 2004

================================================================================

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

                             SERVICE AIR GROUP, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2004

================================================================================

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

Results of Operation
--------------------

The Company did not have any operating income from inception (March 31, 2000) through March 31, 2004. For the quarter ended March 31, 2004, the registrant recognized a net loss of $250. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and CapitRal Resources
--------------------------------

At March 31, 2004 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

PLEASE UPDATE
                           PART II - OTHER INFORMATION


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

Item 6. Exhibits and Reports of Form 8-K.

(a)  Exhibits

     33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

     33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports of Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SERVICE AIR GROUP, INC.



Date:   May 14, 2004                    /s/ Mohammad Sultan
                                        --------------------------------
                                        /s/ Mohammad Sultan
                                            President and Director