Form 10QSB
period 2004-06-30
SERVICE AIR GROUP INC
filed 2004-07-27
CIK 1111286

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 ---------------------------------------------

                                   FORM 10-QSB

                 ---------------------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

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

                                 (604) 722-2147
                           (Issuer's telephone number)

                                 SEQWAY V CORP.
                       9175 Mainwaring Rd., Sidney BC V8L 1J9
      (Former name, address and fiscal year, if changed since last report)

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2004: 5,250,000 shares of common stock.

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature


Item 1. Financial Information
- -----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                             SERVICE AIR GROUP, INC.

                          INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 2004

                                   (Unaudited)








BALANCE SHEET                                            F-2

INTERIM STATEMENTS OF OPERATIONS                         F-3

STATEMENT OF STOCKHOLDERS' EQUITY                        F-4

INTERIM STATEMENTS OF CASH FLOWS                         F-5

NOTES TO INTERIM FINANCIAL STATEMENTS                    F-6

                             SERVICE AIR GROUP, INC.

                                 BALANCE SHEETS


                                                                      June 30, 2004        December 31, 2003
--------------------------------------------------------------- --------------------- ----------------------
                                                                        (unaudited)
                                     ASSETS
CURRENT ASSETS

   Cash                                                                    $      -               $      -
--------------------------------------------------------------- --------------------- ----------------------

                                                                           $      -               $      -
=============================================================== ===================== ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                $  3,950               $  3,450
--------------------------------------------------------------- --------------------- ----------------------

                                                                              3,950                  3,450
--------------------------------------------------------------- --------------------- ----------------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock (Note 3)
       Preferred stock, $0.0001 par value, 20,000,000 shares
         Issued and outstanding are none                                          -                      -
       Common stock, $0.0001 par value, 100,000,000 shares
         Issued and outstanding are 5,250,000 and
         5,250,000 shares of common stock, respectively                         525                    525
   Additional paid in capital                                                   425                    425
   Deficit accumulated during development stage                              (4,900)                (4,400)
--------------------------------------------------------------- --------------------- ----------------------

                                                                             (3,950)                (3,450)
--------------------------------------------------------------- --------------------- ----------------------

                                                                           $      -               $      -
=============================================================== ===================== ======================







              The accompanying notes are an integral part of these
                          interim financial statements

                            SERVICE AIR GBROUP, INC.

                        INTERIM STATEMENTS OF OPERATIONS
                                   (unaudited)


                                              Six Months Ended             Three Months Ended         March 31, 2000
                                                  June 30,                      June 30,              (inception) to
                                            2004           2003            2004           2003        June 30, 2004
--------------------------------------- -------------- -------------- --------------- --------------  -----------------
GENERAL AND ADMINISTRATIVE EXPENSES

   Office and general                     $      500     $      900     $       250     $      450         $   4,900
--------------------------------------- -------------- -------------- --------------- --------------  -----------------

NET LOSS FOR THE PERIOD                   $     (500)    $     (900)    $      (250)    $     (450)        $  (4,900)
======================================= ============== ============== =============== ==============  =================




BASIC NET LOSS PER SHARE                  $    (0.00)    $    (0.00)    $     (0.00)    $    (0.00)
======================================= ============== ============== ============== ==============


WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING               5,250,000      5,250,000       5,250,000      5,250,000
======================================= ============== ============== ============== ==============




              The accompanying notes are an integral part of these
                          interim financial statements

                             SERVICE AIR GROUP, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

         FOR THE PERIOD FROM MARCH 31, 2000 (INCEPTION) TO JUNE 30, 2004
                                   (unaudited)


                                                                                               Deficit
                                                          Common Stock                      Accumulated       Stockholders'
                                                      --------------------    Additional       During           Equity
                                                       Number of               Paid in      Development        (Capital
                                                       shares       Amount     Capital         Stage           Deficiency)
---------------------------------------------------------------- ------------ ------------- ---------------  ----------------
Common stock issued for cash at $0.0001 per share    5,000,000       $  500       $     -       $      -        $     500

Common stock issued for cash at $0.001 per share       250,000           25           225              -              250

Net loss for the period March 31, 2000
     (inception) to December 31, 2000                        -            -             -           (837)            (837)
--------------------------------------------------------------- ------------ ------------- ---------------   ----------------

Balance, December 31, 2000                           5,250,000          525           225           (837)             (87)

Capital contributed by shareholders                          -            -           124              -              124

Net loss for the year                                        -            -             -           (926)            (926)
--------------------------------------------------------------- ------------ ------------- ---------------   ----------------

Balance, December 31, 2001                           5,250,000          525           349         (1,763)            (889)

Capital contributed by shareholders                          -            -            76              -               76

Net loss for the year                                        -            -             -         (1,112)          (1,112)
--------------------------------------------------------------- ------------ ------------- ---------------   ----------------

Balance, December 31, 2002                           5,250,000          525           425         (2,875)          (1,925)

Net loss for the year                                        -            -             -         (1,525)          (1,525)
--------------------------------------------------------------- ------------ ------------- ---------------   ----------------

Balance, December 31, 2003                           5,250,000          525           425         (4,400)          (3,450)

Net loss for the period                                                                             (500)            (500)
--------------------------------------------------------------- ------------ ------------- ---------------   ----------------

Balance, June 30, 2004                               5,250,000       $  525       $   425       $ (4,900)       $  (3,950)
=============================================================== ============ ============= ===============   ================





              The accompanying notes are an integral part of these
                          interim financial statements

                             SERVICE AIR GROUP, INC.

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (unaudited)




                                                                                               March 31, 2000
                                                   Six Months Ended     Six Months Ended       (inception) to
                                                     June 30, 2004        June 30, 2003        June 30, 2003
------------------------------------------------- -------------------- -------------------- ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss for the period                                 $     (500)          $     (450)           $   (4,900)
  Adjusted for item not involving cash:
    - accounts payable                                           500                  450                 3,950
------------------------------------------------- -------------------- -------------------- ---------------------

NET CASH USED IN OPERATING ACTIVITIES                              -                    -                  (950)
------------------------------------------------- -------------------- -------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                  -                    -                     -
  Proceeds on sale of common stock                                 -                    -                   750
  Shareholder capital contributions                                -                    -                   200
------------------------------------------------- -------------------- -------------------- ---------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                           -                    -                   950
------------------------------------------------- -------------------- -------------------- ---------------------

INCREASE (DECREASE) IN CASH                                        -                    -                     -

CASH, BEGINNING OF PERIOD                                          -                    -                     -
------------------------------------------------- -------------------- -------------------- ---------------------

CASH, END OF PERIOD                                       $        -           $        -            $        -
================================================= ==================== ==================== =====================







          The accompanying notes are an integral part of these interim financial statements

                             SEVICE AIR GROUP, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 2004

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

The Company is in the initial development stage and has incurred losses since inception totaling $4,900. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. The ability of the Company to continue as a going concern is dependent on raising capital to acquire a business venture and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

                                  JUNE 30, 2004

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

Stock-Based Compensation

The Company accounts for stock-based scompensation in respect to stock options granted to employees and officers using the intrinsic value based method in accordance with APB 25. Stock options granted to non-employees are accounted for using the fair value method in accordance with SFAS No. 123. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

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

Results of Operation
--------------------

The Company did not have any operating income from inception (March 31, 2000) through Junw 30, 2004. For the quarter ended June 30, 2004, the registrant recognized a net loss of $250. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and CapitRal Resources
--------------------------------

At June 30, 2004 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Item 3. Controls and Procedures
-------------------------------

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

Item 6. Exhibits and Reports of Form 8-K.

(a)  Exhibits

     33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

     33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports of Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SERVICE AIR GROUP, INC.



Date:   July 22, 2004                   /s/ Mohammad Sultan
                                        --------------------------------
                                             Mohammad Sultan
                                             President and Director