Form 10QSB
period 2004-09-30
SERVICE AIR GROUP INC
filed 2004-11-22
CIK 1111286

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 ---------------------------------------------

                                   FORM 10-QSB

                 ---------------------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                                 SEGWAY V CORP.
                     9175 Mainwaring Rd., Sidney BC V8L 1J9
      (Former name, address and fiscal year, if changed since last report)

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2004: 9,375,000 shares of common stock.

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature


Item 1. Financial Information
- -----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                             SERVICE AIR GROUP, INC.

                          INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

                                   (Unaudited)


                            SERVICE AIR GROUP, INC.

                          INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

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

INTERIM STATEMENTS OF OPERATIONS                                          F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                         F-4

INTERIM STATEMENTS OF CASH FLOWS                                          F-5

NOTES TO INTERIM FINANCIAL STATEMENTS                                     F-6


                             SERVICE AIR GROUP, INC.

                                 BALANCE SHEETS




                                                                  September 30, 2004        December 31, 2003
--------------------------------------------------------------- --------------------- ----------------------
                                                                        (unaudited)

                                     ASSETS
CURRENT ASSETS
   Cash                                                                    $      -               $      -
--------------------------------------------------------------- --------------------- ----------------------
                                                                                  -                      -
--------------------------------------------------------------- --------------------- ----------------------

OTHER ASSETS

   Investment in assets of Service Air Group of Canada                       308,523                     -
--------------------------------------------------------------- --------------------- ----------------------

                                                                             308,523                     -
--------------------------------------------------------------- --------------------- ----------------------

                                                                           $ 308,523              $308,523
=============================================================== ===================== ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                $  4,200               $  3,450
--------------------------------------------------------------- --------------------- ----------------------

                                                                              4,200                  3,450
--------------------------------------------------------------- --------------------- ----------------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock (Note 3)
       Preferred stock, $0.0001 par value, 20,000,000 shares
         Issued and outstanding are none                                          -                      -
       Common stock, $0.0001 par value, 100,000,000 shares
         Issued and outstanding are 5,250,000 and
         5,250,000 shares of common stock, respectively                         938                    525
   Additional paid in capital                                               308,535                    425
   Deficit accumulated during development stage                              (5,150)                (4,400)
--------------------------------------------------------------- --------------------- ----------------------

                                                                            304,323                 (3,450)
--------------------------------------------------------------- --------------------- ----------------------

                                                                           $304,323               $      -
=============================================================== ===================== ======================




              The accompanying notes are an integral part of these
                          interim financial statements


                            SERVICE AIR GBROUP, INC.

                        INTERIM STATEMENTS OF OPERATIONS
                                   (unaudited)


                                              Nine Months Ended             Three Months Ended         March 31, 2000
                                                September 30,                   September 30,          (inception) to
                                            2004           2003            2004           2003       September 30, 2004
--------------------------------------- -------------- -------------- --------------- -------------- -----------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                    $       750     $    1,150     $       250     $      450         $   5,150
--------------------------------------- -------------- -------------- --------------- -------------- -----------------

NET LOSS FOR THE PERIOD                  $      (750)    $   (1,150)    $      (250)    $     (450)        $  (5,150)
======================================= ============== ============== =============== ============== =================




BASIC NET LOSS PER SHARE                 $     (0.00)    $    (0.00)
======================================= ============== ==============


WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING               6,281,250      5,250,000
======================================= ============== ==============




              The accompanying notes are an integral part of these
                          interim financial statements


                             SERVICE AIR GROUP, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

         FOR THE PERIOD FROM MARCH 31, 2000 (INCEPTION) TO JUNE 30, 2004
                                   (unaudited)


                                                                                               Deficit
                                                          Common Stock                      Accumulated     Stockholders'
                                                      --------------------    Additional       During          Equity
                                                       Number of               Paid in      Development       (Capital
                                                       shares       Amount     Capital         Stage         Deficiency)
---------------------------------------------------------------- ------------ ------------- --------------- ----------------
Common stock issued for cash at $0.0001 per share    5,000,000       $  500    $        -       $      -        $     500

Common stock issued for cash at $0.001 per share       250,000           25           225              -              250

Net loss for the period March 31, 2000
     (inception) to December 31, 2000                        -            -             -           (837)            (837)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2000                           5,250,000          525           225           (837)             (87)

Capital contributed by shareholders                          -            -           124              -              124

Net loss for the year                                        -            -             -           (926)            (926)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2001                           5,250,000          525           349         (1,763)            (889)

Capital contributed by shareholders                          -            -            76              -               76

Net loss for the year                                        -            -             -         (1,112)          (1,112)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2002                           5,250,000          525           425         (2,875)          (1,925)

Net loss for the year                                        -            -             -         (1,525)          (1,525)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2003                           5,250,000          525           425         (4,400)          (3,450)

Stock issued for the purchase of
  Assets and revenues of Service Air
  Group, Inc. of Canada for $0.075 per share         4,125,000          413       308,110                         308,523

Net loss for the period                                                                             (750)            (750)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, September 30, 2004                          9,375,000       $  938    $  308,535       $ (5,150)       $ 304,323
=============================================================== ============ ============= =============== ================


              The accompanying notes are an integral part of these
                          interim financial statements


                             SERVICE AIR GROUP, INC.

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                               March 31, 2000
                                                   Six Months Ended     Six Months Ended       (inception) to
                                                   September 30, 2004  September 30, 2003     September 30, 2004
------------------------------------------------- -------------------- -------------------- ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                 $     (750)          $   (1,150)           $   (5,150)
  Adjusted for item not involving cash:
    - accounts payable                                           750                1,150                 4,200
------------------------------------------------- -------------------- -------------------- ---------------------

NET CASH USED IN OPERATING ACTIVITIES                              -                    -                  (950)
------------------------------------------------- -------------------- -------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                  -                    -                     -
  Proceeds on sale of common stock                                 -                    -                   750
  Shareholder capital contributions                                -                    -                   200
------------------------------------------------- -------------------- -------------------- ---------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                           -                    -                   950
------------------------------------------------- -------------------- -------------------- ---------------------

INCREASE (DECREASE) IN CASH                                        -                    -                     -

CASH, BEGINNING OF PERIOD                                          -                    -                     -
------------------------------------------------- -------------------- -------------------- ---------------------

CASH, END OF PERIOD                                       $        -           $        -            $        -
================================================= ==================== ==================== =====================



          The accompanying notes are an integral part of these interim financial statements

                             SEVICE AIR GROUP, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

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

                             SEVICE AIR GROUP, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

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

The Company has 9,375,000 common shares issued and outstanding.

                             SEVICE AIR GROUP, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

================================================================================


On September 8, 2004, the Company entered into an agreement with Service Air Group, A Canadian corporation, whereby the Company issued 4,125,000 shares of common stock For 100% of the Projected Net Income and 100% of the assets as of February 9, 2004 On Service Air Group, Inc.'s financial statements. The value of the transaction Was determined to be $308,523, or $0.075 per share.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and
        Results of Operations
--------------------------------------------------------------------------------

Plan of Operation
-----------------

The registrant plans to operate in the air cargo industry.

Results of Operation
--------------------

The Company did not have material operating income from inception (March 31, 2000) through September 30, 2004, the registrant recognized a net loss of $5,150 of which was made up of general and administrative expenses from inception of which$4,200 were accrued.

The expenses for the nine months ended September 30, 2004 were $750 as compared to $1,150 of general and administrative expenses for the nine months ended September 30, 2003. The expenses for the quarter ended September 30, 2004 were $250, as compared to $450 for the quarter ended September 30, 2003.

Liquidity and Capital Resources
-------------------------------

At September 30, 2004 the registrant held $308,523 in assets from an investment in the purchase of assets from Service Air Group Inc., a Canadian Corporation. This investment also calls for the 100% of the projected Net Income of that company. The Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses to enter into air cargo industry. There are no guarantees that the Company will be successful in the air cargo industry.

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

Item 6. Exhibits and Reports of Form 8-K.

(a)  Exhibits

     33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

     33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports of Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 2004.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SERVICE AIR GROUP, INC.



Date:   November 22, 2004               /s/ Mohammad Sultan
                                        --------------------------------
                                            Mohammad Sultan
                                            President and Director