Form 10KSB
period 2004-12-31
SERVICE AIR GROUP INC
filed 2005-03-24
CIK 1111286

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

Yes   [  ]     No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2004: $ 0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of Dec 31, 2004, was: $ 0

Number of shares of the registrant's common stock outstanding as of Dec 31, 2004 is: 9,375,000

The Transfer Agent and Registrar for our common stock is Standard Transfer & Trust Co., Inc, Las Vegas, Nevada.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Segway V Corp., was incorporated March 31, 2000, under the laws of the State of New Jersey to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since its inception till year-end 2003, when it changed its name to Service Air Group, Inc. (SAG). The controlling shares were acquired by the current CFO. His plan was to acquire a significant shareholding interest in Service Air Group Inc. (Canada), an operating company. Service Air Group Inc. (SA/CA) was incorporated January 5, 1995, as a British Columbia, Canada, Corporation. SA/CA is Canada's first and only dedicated cargo airline, has a limited history of operations and no history of profitability. In December 2002, SA/CA secured its first major sales agreement to provide air cargo services between Canada and Hong Kong. On September 8, 2004, SAG entered into an Agreement for Exchange of Stock for Assets with SA/CA, whereby SAG agreed to, SA/CA and a majority of its Shareholders agreed to sell, assign, transfer and convey, exclusively to SAG all of SA/CA's right, title, and interest, in and to the following assets ("Asset"): 100% of the Projected Net Income of SA/CA and 100% of the current and future assets. SAG agreed to issue pro rata 4,125,000 shares of its restricted common stock to the operating Company. On September 16, SA/CA entered into a lock-in agreement with its employees and transferred all exchanged shares of SAG to its shareholders.


EMPLOYEES

Service Air Group Inc. (Canada) has fourteen (14) permanent full-time and eighteen (18) part-time employees, of which approximately 80% are employed in Vancouver, British Columbia, Canada. Employees of Service Air (Canada) at its international branches and subsidiaries, in the aggregate will represent approximately 20% of all employees.

ITEM 2. DESCRIPTION OF PROPERTY

Service Air headquarters office is located at the South Terminal, Vancouver International Airport (YVR) in approximately 5,000 square feet of leased space. The lease is competitive for similar facilities in the area. Our office facility contains 2- floors, main floor has lobby, boardroom, technical & operation control room, crew training room; the top floor is dedicated to administrative activities. We will also rent hangar and maintenance facilities for servicing aircraft at both Vancouver International Airport and in such destination airports as they become necessary.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2004, there were 15 shareholders of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We currently intend to retain any future earnings to fund growth and, therefore, do not expect to pay any dividends in the foreseeable future. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

We have succeeded in locating and acquiring 100% assets of an operating company, based in British Columbia, Canada. Transaction was closed effecting a non-cash acquisition. To implement operating company's business plan, we would need fifteen Million United States Dollars (US$15,000,000) for which we may have to raise equity capital, there is no guarantee that we would be able to secure needed funds to implement our operational company's business plan.

Results of Operation

We did not have any operating income from inception (March 31, 2000) through December 31, 2004. For the year ended December 31, 2004, we recognized a net loss of $28,391. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2004, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending income from our operating company.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:


                             SERVICE AIR GROUP, INC.
                         (a development stage company)

                          INTERIM FINANCIAL STATEMENTS

                                DECEMBER 31, 2004







REPORT OF INDEPENDENT AUDITOR                                               F-1

BALANCE SHEET                                                               F-2

INTERIM STATEMENTS OF OPERATIONS                                            F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                           F-4

INTERIM STATEMENTS OF CASH FLOWS                                            F-5

NOTES TO INTERIM FINANCIAL STATEMENTS                                       F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors
Service Air Group, Inc.
(a development stage company)


We have audited the accompanying balance sheet of Service Air Group, Inc. (a development stage company), as of December 31, 2004, and the related statement of operations, equity and cash flows from inception (March 31, 2000) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Service Air Group, Inc. (a development stage company), as of December 31, 2004, and the results of its operations and its cash flows from inception (March 31, 2004)through December 31, 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet commenced operations, raised capital or implemented a plan of operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Gately & Associates, LLC
Certified Public Accountants
Altamonte Springs, FL
February 28, 2005


                            SERVICE AIR GROUP, INC.

                                 BALANCE SHEETS
                        As of December 31, 2004 and 2003


                                     ASSETS


                                                                 December 31, 2004        December 31, 2003
--------------------------------------------------------------- --------------------- ----------------------

CURRENT ASSETS
   Cash                                                                    $       -              $       -
--------------------------------------------------------------- --------------------- ----------------------

OTHER CURRENT ASSETS
    Affiliated company receivable                                             12,746                       -
--------------------------------------------------------------- --------------------- ----------------------

PROPERTY AND EQUIPMENT
    Equipment and office furniture                                            83,082                      -
    Less: Accumulated depreciation                                           (33,523)                     -
    Leasehold improvements                                                    63,762                      -
    Less: Accumulated amortization                                           (21,504)                     -
--------------------------------------------------------------- --------------------- ----------------------
    Total Property and Equipment                                              91,817                      -
--------------------------------------------------------------- --------------------- ----------------------

OTHER ASSETS
    Deposit                                                                    1,574                      -
    Aviation Policy and training manuals                                     134,698                      -
    Licenses                                                                  43,372                      -
--------------------------------------------------------------- --------------------- ----------------------
     Total Other Assets                                                      179,644                      -
--------------------------------------------------------------- --------------------- ----------------------

                                                                           $ 284,207                      -
=============================================================== ===================== ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                $   6,000              $   3,450
--------------------------------------------------------------- --------------------- ----------------------

                                                                               6,000                  3,450
--------------------------------------------------------------- --------------------- ----------------------

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock (Note 3)
       Preferred stock, $0.0001 par value, 20,000,000 shares
         Issued and outstanding are none                                           -                      -
       Common stock, $0.0001 par value, 100,000,000 shares
         Issued and outstanding are 9,375,000 and
         5,250,000 shares of common stock, respectively                          938                    525
   Additional paid in capital                                                310,060                    425
   Deficit accumulated during development stage                              (32,791)                (4,400)
--------------------------------------------------------------- --------------------- ----------------------

                                                                             278,207                 (3,450)
--------------------------------------------------------------- --------------------- ----------------------

                                                                           $ 284,207              $       -
=============================================================== ===================== ======================







    The accompanying notes are an integral part of these financial statements


                             SERVICE AIR GROUP, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
             For the twelve months ended December 31, 2004 and 2003,
          And from inception (March 31, 2000) through December 31, 2004




                                             Twelve Months Ended      From Inception
                                                September 30,          To December 31,
                                            2004           2003            2004
--------------------------------------- -------------- -------------- ---------------


GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                       $ 28,391     $    1,525     $  32,791
--------------------------------------- -------------- -------------- ---------------

NET LOSS FOR THE PERIOD                     $(28,391)    $   (1,525)    $ (32,791)
======================================= ============== ============== ===============




BASIC NET LOSS PER SHARE                    $  (0.00)    $    (0.00)
======================================= ============== ==============


WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING               6,281,250      5,250,000
======================================= ============== ==============




    The accompanying notes are an integral part of these financial statements


                             SERVICE AIR GROUP, INC.
                          (a development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

       FOR THE PERIOD FROM MARCH 31, 2000 (INCEPTION) TO DECEMBER 31, 2004


                                                                                               Deficit
                                                          Common Stock                      Accumulated        Stockholders'
                                                      --------------------    Additional       During            Equity
                                                       Number of               Paid in      Development         (Capital
                                                       shares       Amount     Capital         Stage           Deficiency)
---------------------------------------------------------------- ------------ ------------- ---------------  ----------------
Common stock issued for cash at $0.0001 per share    5,000,000       $  500    $        -       $      -        $    500

Common stock issued for cash at $0.001 per share       250,000           25           225              -             250

Net loss for the period March 31, 2000
     (inception) to December 31, 2000                        -            -             -           (837)           (837)
--------------------------------------------------------------- ------------ ------------- ---------------   ----------------

Balance, December 31, 2000                           5,250,000          525           225           (837)            (87)

Capital contributed by shareholders                          -            -           124              -             124

Net loss for the year                                        -            -             -           (926)           (926)
--------------------------------------------------------------- ------------ ------------- ---------------   ----------------

Balance, December 31, 2001                           5,250,000          525           349         (1,763)           (889)

Capital contributed by shareholders                          -            -            76              -              76

Net loss for the year                                        -            -             -         (1,112)         (1,112)
--------------------------------------------------------------- ------------ ------------- ---------------   ----------------

Balance, December 31, 2002                           5,250,000          525           425         (2,875)         (1,925)

Net loss for the year                                        -            -             -         (1,525)         (1,525)
--------------------------------------------------------------- ------------ ------------- ---------------   ----------------

Balance, December 31, 2003                           5,250,000          525           425         (4,400)         (3,450)

Stock issued for the purchase of
  Assets and revenues of Service Air
  Group, Inc. of Canada for $0.08 per share          4,125,000          413       309,635                        310,048

Net loss for the period                                                                          (28,391)        (28,391)
--------------------------------------------------------------- ------------ ------------- ---------------   ----------------

Balance, December  31, 2004                          9,375,000       $  938    $  310,060       $(32,791)       $278,207
=============================================================== ============ ============= ===============   ================






    The accompanying notes are an integral part of these financial statements


                             SERVICE AIR GROUP, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
             For the twelve months ended December 31, 2004 and 2003,
          And from inception (March 31, 2000) through December 31, 2004



                                                                                                March 31, 2000
                                                   Twelve Months Ended   Twelve Months Ended     (inception) to
                                                    December 31, 2004     December 31, 2003     December 31, 2004
------------------------------------------------- -------------------- -------------------- ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                 $  (28,391)          $   (1,525)           $  (32,791)
  Adjusted for items not involving cash:
     - Depreciation and Amortization                          25,841                    0                25,841
     - accounts payable                                        2,550                1,525                 6,000
------------------------------------------------- -------------------- -------------------- ---------------------

NET CASH USED IN OPERATING ACTIVITIES                              -                    -                  (950)
------------------------------------------------- -------------------- -------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                  -                    -                     -
  Proceeds on sale of common stock                                 -                    -                   750
  Shareholder capital contributions                                -                    -                   200
------------------------------------------------- -------------------- -------------------- ---------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                           -                    -                   950
------------------------------------------------- -------------------- -------------------- ---------------------

INCREASE (DECREASE) IN CASH                                        -                    -                     -

CASH, BEGINNING OF PERIOD                                          -                    -                     -
------------------------------------------------- -------------------- -------------------- ---------------------

CASH, END OF PERIOD                                       $        -           $        -            $        -
================================================= ==================== ==================== =====================







    The accompanying notes are an integral part of these financial statements

                             SERVICE AIR GROUP, INC.
                          (a development stage company)
                        NOTES TO THE FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

================================================================================

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

Organization:

Service Air Group, Inc. (the Company) was incorporated on March 31, 2000 in the State of New Jersey. The Company's fiscal year end is December 31 with its initial period being from March 31, 2000 to December 31, 2000. The Company was formally known as Segway V Corp. and changed its name to Service Air Group, Inc. on January 27, 2004.

Basis of presentation:

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Going concern:

The Company is in the initial development stage and has incurred losses since inception totaling $32,791. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. The ability of the Company to continue as a going concern is dependent on raising capital to acquire a business venture and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Use of Estimates and Assumptions:

Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents:

The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Property and equipment:

Property and equipment are stated at cost. Depreciation is computed using the declining balance method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred, as are any items purchased which are below the Company's capitalization threshold of $1,000.

For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in income for the period.

Leasehold Improvements:

Leasehold improvements are being amortized on a straight line method over the period of the lease term which is 5 years

Training Manuals:

The costs represent expenses for the development of manuals. Completion of the manuals is expected during 2005. An amortization policy will be set at that time.

License fees:

These costs represent license fees paid for the use of specific airplanes in Canada. Upon legal filing and granting of all licenses and permits an amortization policy will be established.

Fair Value of Financial Instruments:

In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

Net Loss per Common Share:

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

                             SERVICE AIR GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS

                                 DECEMBER 31, 2004

================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------------------

Income taxes:

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

Stock-Based Compensation:

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

On September 8, 2004, the Company entered into an agreement with Service Air Group, A Canadian corporation, whereby the Company issued 4,125,000 shares of common stock For 100% of the Projected Net Income and 100% of the assets as of February 9, 2004.

On Service Air Group, Inc.'s financial statements. The value of the transaction Was determined to be $310,048, or $0.08 per share.

During the year ended December 31, 2002 the shareholders contributed an additional $76 in capital (2001 - $124).

The Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 - INCOME TAXES
--------------------------------------------------------------------------------

The Company has net operating loss carry-forwards which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset. These net operating losses expire as follows:

Year

2020     $  837
2021        926
2022      1,112
2023      1,525
2024     28,391
           ------
    Total 32,791

Note 5 - CONTINGENT LIABILITIES AND RELATED PART DISCLOSURE
--------------------------------------------------------------------------------

The Company has entered into an arrangement with it's affiliated company as described in note 3, Capital Stock. The stock issued represent a 44% holding ownership of the affiliated company.

The company has an auto which is used as collateral for a loan established by it's affiliated company. The loan calls for payment of $756 per month and will expire during May of 2008.

The Company has a receivable from it's affiliated company in the amount of $12,746.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 31, 2004, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

    Name                                          Position
    ----------------------                        -------------------------

    Jag Dhillon                                   CEO, President, Director

    Mohammad Sultan                               Chief Financial Officer,
                                                  Director

    Dave Taylor                                   Chief Operations Officer

    Karl Dhillon                                  Corporate Controller

    Dr. Alfred Wong                               Vice President - Asia

BUSINESS EXPERIENCE

Set forth below is the name of our directors and officers, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:

     Mr. Jag Dhillon, CEO, President, Jag has over 25 years of experience in the Aviation industry. He has accumulated 5000 hours in various aircraft (Pistons/Turbines/Jets). He has held management positions with various aviation related companies. Mr. Dhillon has been developing Service Air (Canada) on a full time basis since 1995.

                                     III-1

     Mr. Mohammad Sultan, CFO, Mr. Sultan has over 16 years of experience in the corporate infrastructure, business development and financing. He has established various enterprises in his career and been a successful businessman. Mr. Sultan has been self-employed since 1988.

     Mr. Dave Taylor, COO, Mr. Taylor has over 40 years of experience in the aviation industry including executive positions as President, Air Ontario, Air Jamaica, Sunquest West and Managing Director - Air Canada Cargo. Mr. Taylor has a respected reputation in both the cargo and passenger aviation communities and brings a wealth of knowledge and expertise to Service Air.

     Mr. Karl Dhillon, Corporate Controller, Karl has over 15 years of accounting and finance experience working in service, manufacturing, and financial industries. This includes working at both the field and head office level. Karl has held previous positions as Corporate Controller, Financial Analyst and Treasury Analyst.

     Dr. Alfred Wong, VP - Business Development Asia, Dr. Wong attended the University of Alberta, earned a Bachelor of Science in Biology and Doctor of Dental Surgery. He earned an MBA in International Management from Asia Pacific International University. He currently has his own private dental practice in Vancouver.

Other Non-Executive Operating Personnel include:

     Mr. Dennis Mulholland, Airport Operations Manager/Safety Officer, Dennis commenced his operational ramp experience in 1980. Drawing on this background he was involved in the handling and warehousing of air cargo. Over 17 years has been in the management of air cargo operations representing several domestic and international airlines.

     Mr. Ernie Codrington, Corporate Security, Ernie came to Service Air in the fall of 2003, bringing with him over 30 years of law enforcement experience. Most recently he was with the British Columbia Department of Transport Commercial Inspection Branch.

     Mr. Anurag Nandan, Technical Services Manager, Anurag has been fascinated with computers since the age of 13, and has rarely seen a day when computers are not involved in his life. After completing his high school diploma, Anurag enrolled in Webmaster program at Ai CDIS College. Anu brings a variety of skills, which includes Photoshop, Flash, Java, networking, and MCSE training.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years to the best knowledge of the certifying officers.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed Form 5 for the year ending December 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION

We did not pay salaries or other compensation to directors or officers in either of our two most recent fiscal years. Our board of directors expects to adopt during fiscal 2005 a modest non-cash compensation plan for executive officers in lieu of salaries or other cash compensation. No funds were set aside or accrued by the Company during fiscal year 2004 or 2003 to provide pension, retirement or similar benefits for directors or executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have issued a total of 9,375,000 shares of common stock for a total of $750 in cash and $310,048 in assets:

Name                              Number of Total Shares     Consideration       % of Shareholdings
----                              ----------------------     -------------       ------------------
Richard Plotnikoff                      250,000                $    250                 2.67%
Mohammad Sultan                       5,000,000                $    500                53.33%
Jag Dhillon                           3,542,661                $    266,277.60         37.78%
Minor Shareholders                      582,339                $    43,770.40           6.22%


                                     III-2

Mr. Plotnikoff's shares were originally issued in the name of RGR Corp., a company of which Mr. Anslow is the sole director, shareholder and President. With respect to the sales made to RGR Corp. the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

The address for Mr. Plotnikoff is 9175 Mainwaring Rd. Sidney, B.C. V8L 1J9 The address for Mr. Sultan is 12038-101a Ave. Surrey, BC, Canada V4 The address for Mr. Dhillon is 1415-54Th Street, Delta, BC, V4M 3H6 The address for Minor shareholders is listed in the lock-in agreement, see item 13 below.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

1.   Equity Stock for Assets

We issued 4,125,000 shares of our common stock to Service Air Group Inc. (Canada) in exchange of 100% of their assets, included but not limited to 100% of its projected NET income. The value of the transaction Was determined to be $310,048 or $0.08 per share. A copy of the executed agreement was reported and filed with the SEC on 2004-11-08 under form 8-K. At the time of the execution of this agreement, management of the operating company had injected seed capital in the amount of: $1,006,758.86 (1995-2004), Canadian funds from their own personal resources which had been used as working capital for the Company. Our board of directors, with Mr. Mohammad Sultan abstaining, approved the transaction after making a determination that the issuance was reasonable and in the best interests of the company. We anticipate that management will continue to make either loans or working capital contributions for the foreseeable future on the same basis of receiving common stock therefore.

2.   Equity Stock for Services

Under an "Employee lock-in agreement", executed on September 16, 2004, Service Air Group Inc. (Canada) transferred to its management, 4,125,000 shares of our common stock in consideration of their services rendered and in connection with the planning and organization of our air freight business, copy of this lock-in agreement is attached, see item #13.

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

EXHIBIT DESCRIPTION
------- -----------

3.1    Articles of Incorporation (1)

3.2    By-laws  (1)

10.1   Employees Lock-in agreement

31.1   Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1   Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002


(1) Incorporated by reference to our Form 10-SB (SEC File No. 0-30329).

                                     III-3

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2004, we were billed $375.00 and $500.00 for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2004, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2004 and December 31, 2003, we were billed $0.00 and $0.00 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2004.

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


                              SERVICE AIR GROUP, INC.

                              By: /S/ Mohammad Sultan
                              --------------------------
                                      Mohammad Sultan
                                      CFO, and Director

Dated: March 21, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                TITLE                        DATE
----                                -----                        ----

/s/ Mohammad Sultan                 Chief Financial Officer,    March 21, 2005
---------------------               and Director
    Mohammad Sultan


                                     III-4