Form 10KSB/A
period 2004-12-31
SERVICE AIR GROUP INC
filed 2005-03-25
CIK 1111286

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                         AMENDMENT NO. 1 TO FORM 10-KSB

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

32.1   Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002


(1) Incorporated by reference to our Form 10-SB (SEC File No. 0-30329).

                                     III-3

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2004, we were billed $2,500 for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2004, respectively.

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

Dated: March 24, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                TITLE                        DATE
----                                -----                        ----

/s/ Mohammad Sultan                 Chief Financial Officer,    March 24, 2005
---------------------               and Director
    Mohammad Sultan


                                     III-4