Form 10QSB
period 2005-03-31
SERVICE AIR GROUP INC
filed 2005-05-23
CIK 1111286

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________

FORM 10-QSB

________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-31329

SERVICE AIR GROUP, INC.

(Exact name of small business issuer as specified in its charter)

New Jersey	22-3719171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5455 Airport Road South, Richmond, B.C. Canada V7B 1B5

(Address of Principal Executive Offices)

(604) 233-7727

(Issuer’s telephone number)

SEGWAY V CORP.

9175 Mainwaring Rd., Sidney BC V8L 1J9

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.        Yes    No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.   Yes    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2005: 9,375,000 shares of common stock.

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the mid-year ending June 30, 2005. The financial statements are presented on the accrual basis.

SERVICE AIR GROUP, INC.

(a development stage company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2005

BALANCE SHEET	F-1

INTERIM STATEMENTS OF OPERATIONS	F-2

STATEMENT OF STOCKHOLDERS' EQUITY	F-3

INTERIM STATEMENTS OF CASH FLOWS	F-4

NOTES TO INTERIM FINANCIAL STATEMENTS	F-5

SERVICE AIR GROUP, INC.

BALANCE SHEET

As of March 31, 2005 and December 31, 2004

ASSETS

CURRENT ASSETS	March 31, 2005	December 31, 2004
Cash	$-	$-

OTHER CURRENT ASSETS
Affiliated company receivable	$12,746	$12,746
PROPERTY AND EQUIPMENT

Equipment and office furniture	83,082	83,082
Less: Accumulated depreciation	(33,523)	(33,523)
Leasehold improvements	63,762	63,762
Less: Accumulated amortization	(21,504)	(21,504)

Total Property and Equipment	$91,817	$91,817

OTHER ASSETS

Deposit	1,574	1,574
Aviation Policy and training manuals	134,698	134,698
Licenses	43,372	43,372

Total Other Assets	179,644	179,644

	$284,207	$284,207

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,400	$6,000

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 3)
Preferred stock, $0.0001 par value,
20,000,000 shares
Issued and outstanding are none	-	-
Common stock, $0.0001 par value,
100,000,000 shares
Issued and outstanding are 9,375,000 and
9,375,000 shares of common stock,
respectively	938	938
Additional paid in capital	310,060	310,060
Deficit accumulated during development
stage	(33,191)	(32,791)

	277,807	278,207

	$284,207	$284,207

The accompanying notes are an integral part of these financial statements.

SERVICE AIR GROUP, INC.

(a development stage company)

STATEMENT OF OPERATIONS

For the three months ended March 31, 2005 and 2004, and

from inception (March 31, 2000) through March 31, 2005

	Three Months Ended	Three Months Ended	From Inception
	Mar. 31, 2005	Mar. 31, 2004	To Mar. 31, 2005

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	$400	$250	$33,191

NET LOSS FOR THE PERIOD	$(400)	$(250)	$(33,191)

BASIS NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	9,375,000	5,250,000

The accompanying notes are an integral part of these financial statements.

SERVICE AIR GROUP, INC.

(a development stage company)

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM MARCH 31, 2000 (INCEPTION) TO MARCH 31, 2005

	Common Stock
	Number of shares	Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage	Stockholders' Equity (Capital Deficiency)

Common stock issued for cash at $0.0001 per share	5,000,000	$500	$-	$-	$500

Common stock issued for cash at $0.001 per share	250,000	25	225	-	250

Net loss for the period March 31, 2000
(inception) to December 31, 2000	-	-	-	(837)	(837)

Balance, December 31, 2000	5,250,000	525	225	(837)	(87)

Capital contributed by shareholders	-	-	124	-	124

Net loss for the year	-	-	-	(926)	(926)

Balance, December 31, 2001	5,250,000	525	349	(1,763)	(889)

Capital contributed by shareholders	-	-	76	-	76

Net loss for the year	-	-	-	(1,112)	(1,112)

Balance, December 31, 2002	5,250,000	525	425	(2,875)	(1,925)

Net loss for the year	-	-	-	(1,525)	(1,525)

Balance, December 31, 2003	5,250,000	525	425	(4,400)	(3,450)

Stock issued for the purchase of
Assets and revenues of Service Air
Group, Inc. of Canada for $0.08 per share	4,125,000	413	309,635		310,048

Net loss for the year				(28,391)	(28,391)

Balance, December31, 2004	9,375,000	938	310,060	(32,791)	278,207

Net loss for the period(400)				(400)	(400)

Balance, March 31, 2005	9,375,000	$938	$310,060	$(33,191)	$277,807

The accompanying notes are an integral part of these financial statements.

SERVICE AIR GROUP, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2005 and 2004, and

from inception (March 31, 2000) through March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES	Mar. 31, 2005	Mar. 31, 2004	March 31, 2000 (inception) to March 31, 2005

Net loss for the period	$(400)	$(250)	$(33,191)
Adjusted for items not involving cash:
- Depreciation and Amortization	0	0	25,841
- accounts payable	400	250	6,400

NET CASH USED IN OPERATING ACTIVITIES	-	-	(950)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank overdraft	-	-	-
Proceeds on sale of common stock	-	-	750
Shareholder capital contributions	-	-	200

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	-	950

INCREASE (DECREASE IN CASH)	-	-	-

CASH BEGINNING OF PERIOD	-	-	-

CASH END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SEVICE AIR GROUP, INC.

(a development stage company)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2005

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

SEVICE AIR GROUP, INC.

(a development stage company)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2005

Property and equipment:

Property and equipment are stated at cost. Depreciation is computed using the declining balance method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred, as are any items purchased which are below the Company’s capitalization threshold of $1,000.

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

SERVICE AIR GROUP, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123and the conclusions reached by the Emerging Issues Task Force in Issue No.96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

SERVICE AIR GROUP, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2005

NOTE 3 - CAPITAL STOCK

The Company's capitalization is 100,000,000 shares of common stock with a par value of $0.0001 per share and 20,000,000 shares of preferred stock with a par value of $0.0001 per share.

The Company has 9,375,000 common shares issued and outstanding.

On September 8, 2004, the Company entered into an agreement with Service Air Group, A Canadian corporation, whereby the Company issued 4,125,000 shares of common stock For 100% of the Projected Net Income and 100% of the assets as of February 9, 2004 On Service Air Group, Inc.’s financial statements. The value of the transaction Was determined to be $310,048, or $0.08 per share.

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

NOTE 5 - INCOME TAXES

The Company has net operating loss carry-forwards which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset. These net operating losses expire as follows:

Year
2020	$837
2021	926
2022	1,112
2023	1,525
2024	28,391

Total	32,391

SERVICE AIR GROUP, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2005

Note 5 – CONTINGENT LIABILITIES AND RELATED PART DISCLOSURE

The Company has entered into an arrangement with it’s affiliated company as described in note 3, Capital Stock. The stock issued represent a 44% holding ownership of the affiliated company.

The company has an auto which is used as collateral for a loan established by it’s affiliated company. The loan calls for payment of $756 per month and will expire during May of 2008.

The Company has a receivable from it’s affiliated company in the amount of $12,746.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

We have an operating company, Service Air Group Inc. (BC, Canada), to implement our operating company’s business plan, we would need fifteen Million United States Dollars (US$15,000,000) for which we may have to raise equity capital, there is no guarantee that we would be able to secure needed funds to implement our operational company’s business plan.

Results of Operation

We did not have any operating income from inception (March 31, 2000) through March 31, 2005. For the quarter ended March 31, 2005, we recognized a net loss of $400. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2005, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending income from our operating company.

Item 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)]under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

No reports on Form 8-K were filed during the quarter ended March 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICE AIR GROUP, INC.

Date:	May 20, 2005	/s/ Jag Dhillon
Jag Dhillon
President, CEO and Director