Form 10QSB
period 2005-06-30
SERVICE AIR GROUP INC
filed 2005-08-22
CIK 1111286

Microsoft Word 10.0.2627;
                  U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------

                                   FORM 10-QSB

                     --------------------------------


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2005


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

    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


          5455 Airport Road South, Richmond, B.C. Canada V7B 1B5
                 (Address of Principal Executive Offices)

                                 (604) 233-7727
                           (Issuer's telephone number)

                                 SEGWAY V CORP.
                     9175 Mainwaring Rd., Sidney BC V8L 1J9
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days. Yes No |_|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes    No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2005: 9,375,000 shares of common stock.

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

     Item 3. Defaults Upon Senior Securities

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the mid-year ending June 30, 2005. The financial statements are presented on the accrual basis.

                             SERVICE AIR GROUP, INC.
                         (a development stage company)

                          INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 2005








BALANCE SHEETF-1

INTERIM STATEMENTS OF OPERATIONS                           F-2

STATEMENT OF STOCKHOLDERS' EQUITY                          F-3

INTERIM STATEMENTS OF CASH FLOWS                           F-4

NOTES TO INTERIM FINANCIAL STATEMENTS                      F-5



                             SERVICE AIR GROUP, INC.

                                 BALANCE SHEETS
                    As of June 30, 2005 and December 31, 2004


                                                                       June 30, 2005      December 31, 2004
--------------------------------------------------------------- --------------------- ----------------------

                                     ASSETS
CURRENT ASSETS
   Cash                                                                   $   34,447              $       -
   GST receivable                                                                956                      -
--------------------------------------------------------------- --------------------- ----------------------
   Total current assets                                                       35,403                      -
--------------------------------------------------------------- --------------------- ----------------------

OTHER CURRENT ASSETS
    Affiliated company receivable                                                  0                 12,746
--------------------------------------------------------------- --------------------- ----------------------

PROPERTY AND EQUIPMENT
    Equipment and office furniture                                            83,082                 83,082
    Less: Accumulated depreciation                                           (33,523)               (33,523)
    Leasehold improvements                                                    63,762                 63,762
    Less: Accumulated amortization                                           (21,504)               (21,504)
--------------------------------------------------------------- --------------------- ----------------------
    Total Property and Equipment                                              91,817                 91,817
--------------------------------------------------------------- --------------------- ----------------------

OTHER ASSETS
    Deposit                                                                    1,574                  1,574
    Aviation Policy and training manuals                                     134,698                134,698
    Licenses                                                                  43,372                 43,372
--------------------------------------------------------------- --------------------- ----------------------
     Total Other Assets                                                      179,644                179,644
--------------------------------------------------------------- --------------------- ----------------------

                                                                           $ 306,864               $284,207
=============================================================== ===================== ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                               $   21,746              $   6,000
   Current portion of loan payable                                             7,190                      -
   Due to shareholders                                                       891,743                      -
--------------------------------------------------------------- --------------------- ----------------------
     Total Current Liabilities                                               920,679                  6,000
--------------------------------------------------------------- --------------------- ----------------------
LONG TERM LIABILITIES
    Loan payable                                                              16,379                      -
--------------------------------------------------------------- --------------------- ----------------------
     Total Liabilities                                                       938,164                  6,000
--------------------------------------------------------------- --------------------- ----------------------

MINORITY INTEREST                                                           (893,440)                     0
--------------------------------------------------------------- --------------------- ----------------------

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock (Note 3)
       Preferred stock, $0.0001 par value, 20,000,000 shares
         Issued and outstanding are none                                           -                      -
       Common stock, $0.0001 par value, 100,000,000 shares
         Issued and outstanding are 9,375,000 and
         9,375,000 shares of common stock, respectively                          938                    938
   Additional paid in capital                                                310,060                310,060
   Deficit accumulated during development stage                              (48,028)               (32,791)
--------------------------------------------------------------- --------------------- ----------------------

                                                                             262,970                278,207
--------------------------------------------------------------- --------------------- ----------------------

                                                                          $  306,864              $ 284,207
=============================================================== ===================== ======================



    The accompanying notes are an integral part of these financial statements


                            SERVICE AIR GBROUP, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                For the six months ended June 30, 2005 and 2004,
            And from inception (March 31, 2000) through June 30, 2005




                                              Six Months Ended        From Inception
                                                   June 30,             To June 30,
                                              2005           2004          2005
--------------------------------------- -------------- -------------- ---------------


GENERAL AND ADMINISTRATIVE EXPENSES

   Office and general                   $     15,237     $      500     $  48,028
--------------------------------------- -------------- -------------- ---------------

NET LOSS FOR THE PERIOD                     $(15,237)    $     (500)    $ (48,028)
======================================= ============== ============== ===============




BASIC NET LOSS PER SHARE                $      (0.00)    $    (0.00)
======================================= ============== ==============


WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING               9,375,000      5,250,000
======================================= ============== ==============




    The accompanying notes are an integral part of these financial statements


                            SERVICE AIR GBROUP, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
               For the three months ended June 30, 2005 and 2004,
            And from inception (March 31, 2000) through June 30, 2005




                                              Three Months Ended
                                                   June 30,
                                              2005           2004
--------------------------------------- -------------- --------------


GENERAL AND ADMINISTRATIVE EXPENSES

   Office and general                       $ 14,887     $      250
--------------------------------------- -------------- --------------

NET LOSS FOR THE PERIOD                     $(14,887)    $     (250)
======================================= ============== ==============



                             SERVICE AIR GROUP, INC.
                          (a development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

         FOR THE PERIOD FROM MARCH 31, 2000 (INCEPTION) TO JUNE 30, 2005


                                                                                               Deficit
                                                          Common Stock                      Accumulated    Stockholders'
                                                      --------------------    Additional       During          Equity
                                                       Number of               Paid in       Development       (Capital
                                                       shares       Amount     Capital          Stage         Deficiency)
---------------------------------------------------------------- ------------ ------------- --------------- ----------------
Common stock issued for cash at $0.0001 per share    5,000,000       $  500       $     -       $      -        $     500

Common stock issued for cash at $0.001 per share       250,000           25           225              -              250

Net loss for the period March 31, 2000
     (inception) to December 31, 2000                        -            -             -           (837)            (837)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2000                           5,250,000          525           225           (837)             (87)

Capital contributed by shareholders                          -            -           124              -              124

Net loss for the year                                        -            -             -           (926)            (926)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2001                           5,250,000          525           349         (1,763)            (889)

Capital contributed by shareholders                          -            -            76              -               76

Net loss for the year                                        -            -             -         (1,112)          (1,112)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2002                            5,250,000          525           425        (2,875)          (1,925)

Net loss for the year                                        -            -             -         (1,525)          (1,525)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2003                            5,250,000          525           425        (4,400)          (3,450)

Stock issued for the purchase of
  Assets and revenues of Service Air
  Group, Inc. of Canada for $0.08 per share           4,125,000          413       309,635                        310,048

Net loss for the year                                                                            (28,391)         (28,391)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December  31, 2004                           9,375,000          938       310,060       (32,791)         278,207

Net loss for the period                                                                          (15,237)         (15,237)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, June 30, 2005                                9,375,000       $  938    $  310,060      $(48,028)        $ 262,970
=============================================================== ============ ============= =============== ================



    The accompanying notes are an integral part of these financial statements


                             SERVICE AIR GROUP, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 2005 and 2004,
            And from inception (March 31, 2000) through June 30, 2005



                                                                                                March 31, 2000
                                                    Six Months Ended     Six Months Ended       (inception) to
                                                     June 30, 2005         June 30, 2004         June 30, 2005
------------------------------------------------- -------------------- --------------------   ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss for the period                                 $   (15,237)          $     (500)           $    (48,028)
  Adjusted for items not involving cash:
     - Depreciation and Amortization                                0                    0                  25,841
     - Change in receivable                                      (956)                   0                    (956)
     - accounts payable                                        15,746                  500                  21,746
------------------------------------------------- -------------------- --------------------   ---------------------

NET CASH USED IN OPERATING ACTIVITIES                            (447)                   -                  (1,397)
------------------------------------------------- -------------------- --------------------   ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from shareholders                              34,894                   -                   34,894
  Proceeds on sale of common stock                                 -                    -                      750
  Shareholder capital contributions                                -                    -                      200
------------------------------------------------- -------------------- --------------------   ---------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                           -                    -                   35,844
------------------------------------------------- -------------------- --------------------   ---------------------

INCREASE (DECREASE) IN CASH                                        -                    -                        -

CASH, BEGINNING OF PERIOD                                          -                    -                        -
------------------------------------------------- -------------------- --------------------   ---------------------

CASH, END OF PERIOD                                       $    34,447          $        -            $      34,447
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

Going concern:

The Company is in the initial development stage and has incurred losses since inception. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. The ability of the Company to continue as a going concern is dependent on raising capital to acquire a business venture and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

                             SERVICE AIR GROUP, INC.

                        NOTES TO THE FINANCIAL STATEMENTS


================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------------------

Income taxes:

The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at December 31, 2004 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

On September 8, 2004, the Company entered into an agreement with Service Air Group, A Canadian corporation, whereby the Company issued 4,125,000 shares of common stock for 100% of the Projected Net Income and 100% of the assets as of February 9, 2004
On Service Air Group, Inc.'s financial statements. The value of the transaction Was determined to be $310,048, or $0.08 per share. On April 29, 2005 the Company into an amendment to the agreement whereby the Company received an interest in Service Air Group, Inc of Canada in the form of 4,125,000 shares of restricted class B non-voting common stock.

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

Plan of Operation
-----------------

The registrant plans to operate in the franchise industry.

Results of Operation
--------------------

The Company did not have material operating income from inception (March 31, 2000) through June 30, 2005 the registrant recognized a net loss of $48,028 which was made up of general and administrative expenses from inception.

The expenses for the six months ended June 30, 2005 were $15,237 as compared to $500 of general and administrative expenses for the six months ended June 30, 2003. The expenses for the quarter ended June 30, 2005 were $14,887, as compared to $250 for the quarter ended June 30, 2004. The increase in expenses are due to the Company nearing its operations.

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

None

(a)  Exhibits

     33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

     33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)  Reports of Form 8-K


     No reports on Form 8-K were filed during the quarter ended June 30, 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SERVICE AIR GROUP, INC.

Date:   August 22, 2005          /s/ Jag Dhillon
                                 ---------------
                                     Jag Dhillon
                                     President, CEO and Director