Form 10QSB/A
period 2005-06-30
SERVICE AIR GROUP INC
filed 2005-08-22
CIK 1111286

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

Plan of Operation
-----------------

The registrant plans to operate in the aviation industry.

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


Liquidity and Capital Resources
-------------------------------

At June 30, 2005 the registrant held $306,864 in assets from an investment in the purchase of assets from Service Air Group, Inc., a Canadian Corporation. This investment also calls for the 100% of the projected Net Income of that company. The Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses to enter into an industry. There are no guarantees that the Company will be successful in the industry of its choice.


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