Form 10QSB
period 2005-09-30
SERVICE AIR GROUP INC
filed 2005-11-21
CIK 1111286

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                   FORM 10-QSB

                        --------------------------------


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005


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

Yes    No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2005: 9,375,000 shares of common stock.

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

     Item 3. Defaults Upon Senior Securities

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended September 30, 2005 are not necessarily indicative of results that may be expected for the mid-year ending September 30, 2005. The financial statements are presented on the accrual basis.

                             SERVICE AIR GROUP, INC.
                          (a development stage company)

                          INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005








BALANCE SHEETF-1

INTERIM STATEMENTS OF OPERATIONS                           F-2

STATEMENT OF STOCKHOLDERS' EQUITY                          F-3

INTERIM STATEMENTS OF CASH FLOWS                           F-4

NOTES TO INTERIM FINANCIAL STATEMENTS                      F-5


                             SERVICE AIR GROUP, INC.

                                 BALANCE SHEETS
                  As of September 30, 2005 and December 31, 2004


                                                                   September 30, 2005      December 31, 2004
--------------------------------------------------------------- --------------------- ----------------------


                                     ASSETS
CURRENT ASSETS
   Cash                                                                    $  25,968               $      -
   GST receivable                                                              1,921                      -
--------------------------------------------------------------- --------------------- ----------------------
   Total current assets                                                       27,889                      -
--------------------------------------------------------------- --------------------- ----------------------

OTHER CURRENT ASSETS
    Affiliated company receivable                                                  0                 12,746
--------------------------------------------------------------- --------------------- ----------------------

PROPERTY AND EQUIPMENT
    Equipment and office furniture                                            83,082                 83,082
    Less: Accumulated depreciation                                           (33,523)               (33,523)
    Leasehold improvements                                                    63,762                 63,762
    Less: Accumulated amortization                                           (21,504)               (21,504)
    Vehicle                                                                   38,028                      -
--------------------------------------------------------------- --------------------- ----------------------
    Total Property and Equipment                                             129,845                 91,817
--------------------------------------------------------------- --------------------- ----------------------

OTHER ASSETS
    Deposit                                                                    1,574                  1,574
    Aviation Policy and training manuals                                     134,698                134,698
    Licenses                                                                  43,372                 43,372
--------------------------------------------------------------- --------------------- ----------------------
     Total Other Assets                                                      179,644                179,644
--------------------------------------------------------------- --------------------- ----------------------

                                                                           $ 337,378               $284,207
=============================================================== ===================== ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                $   4,888               $  6,000
   Current portion of loan payable                                             2,700                      -
   Due to shareholders                                                       955,242                      -
--------------------------------------------------------------- --------------------- ----------------------
     Total Current Liabilities                                               962,830                  6,000
--------------------------------------------------------------- --------------------- ----------------------
LONG TERM LIABILITIES
    Loan payable                                                              34,258                      -
--------------------------------------------------------------- --------------------- ----------------------
     Total Liabilities                                                       997,088                  6,000
--------------------------------------------------------------- --------------------- ----------------------

MINORITY INTEREST                                                           (893,440)                     0
--------------------------------------------------------------- --------------------- ----------------------

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock (Note 3)
       Preferred stock, $0.0001 par value, 20,000,000 shares
         Issued and outstanding are none                                           -                      -
       Common stock, $0.0001 par value, 100,000,000 shares
         Issued and outstanding are 9,375,000 and
         9,375,000 shares of common stock, respectively                          938                    938
   Additional paid in capital                                                310,060                310,060
   Deficit accumulated during development stage                              (77,268)               (32,791)
--------------------------------------------------------------- --------------------- ----------------------

                                                                             233,730                278,207
--------------------------------------------------------------- --------------------- ----------------------

                                                                           $ 337,378               $284,207
=============================================================== ===================== ======================

    The accompanying notes are an integral part of these financial statements


                             SERVICE AIR GBROUP, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
               For the nine months ended September 30, 2005 and 2004, And from inception (March 31, 2000) through September 30, 2005


                                               Nine Months Ended       From Inception
                                                  September 30,         September 30,
                                              2005           2004            2005
--------------------------------------- -------------- -------------- ---------------


GENERAL AND ADMINISTRATIVE EXPENSES

   Office and general                       $ 44,477     $      750     $  77,268
--------------------------------------- -------------- -------------- ---------------

NET LOSS FOR THE PERIOD                     $(44,477)    $     (750)    $ (77,268)
======================================= ============== ============== ===============




BASIC NET LOSS PER SHARE                    $  (0.00)    $    (0.00)
======================================= ============== ==============


WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING               9,375,000      5,250,000
======================================= ============== ==============




 The accompanying notes are an integral part of these financial statements


                            SERVICE AIR GBROUP, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
             For the three months ended September 30, 2005 and 2004,
         And from inception (March 31, 2000) through September 30, 2005


                                              Three Months Ended
                                                 September 30,
                                              2005           2004
--------------------------------------- -------------- --------------


GENERAL AND ADMINISTRATIVE EXPENSES

   Office and general                       $ 29,240     $      250
--------------------------------------- -------------- --------------

NET LOSS FOR THE PERIOD                     $(29,240)    $     (250)
======================================= ============== ==============



                             SERVICE AIR GROUP, INC.
                          (a development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

      FOR THE PERIOD FROM MARCH 31, 2000 (INCEPTION) TO September 30, 2005

                                                                                               Deficit
                                                          Common Stock                      Accumulated     Stockholders'
                                                      --------------------    Additional       During          Equity
                                                       Number of               Paid in      Development       (Capital
                                                       shares       Amount     Capital         Stage         Deficiency)
---------------------------------------------------------------- ------------ ------------- --------------- ----------------

Common stock issued for cash at $0.0001 per share    5,000,000       $  500    $        -       $      -        $     500

Common stock issued for cash at $0.001 per share       250,000           25           225              -              250

Net loss for the period March 31, 2000
     (inception) to December 31, 2000                        -            -             -           (837)            (837)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2000                           5,250,000          525           225           (837)             (87)

Capital contributed by shareholders                          -            -           124              -              124

Net loss for the year                                        -            -             -           (926)            (926)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2001                           5,250,000          525           349         (1,763)            (889)

Capital contributed by shareholders                          -            -            76              -               76

Net loss for the year                                        -            -             -         (1,112)          (1,112)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2002                           5,250,000          525           425         (2,875)          (1,925)

Net loss for the year                                        -            -             -         (1,525)          (1,525)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2003                           5,250,000          525           425         (4,400)          (3,450)

Stock issued for the purchase of
  Assets and revenues of Service Air
  Group, Inc. of Canada for $0.08 per share          4,125,000          413       309,635                         310,048

Net loss for the year                                                                            (28,391)         (28,391)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December  31, 2004                          9,375,000          938       310,060        (32,791)         278,207

Net loss for the period                                                                          (44,477)         (44,477)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, September 30, 2005                          9,375,000       $  938    $  310,060       $(77,268)       $ 233,730
=============================================================== ============ ============= =============== ================

    The accompanying notes are an integral part of these financial statements


                             SERVICE AIR GROUP, INC.
                          (a development stage company)
               STATEMENTS OF CASH FLOWS For the nine months ended
                          September 30, 2005 and 2004,
         And from inception (March 31, 2000) through September 30, 2005


                                                                                                March 31, 2000
                                                    Nine Months Ended    Nine Months Ended       (inception) to
                                                   September 30, 2005   September 30, 2004    September 30, 2005
------------------------------------------------- -------------------- -------------------- ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss for the period                                 $   (44,477)         $      (750)           $  (77,268)
  Adjusted for items not involving cash:
     - Depreciation and Amortization                                0                    0                25,841
     - Change in receivable                                    (1,921)                   0                (1,921)
     - accounts payable                                        (1,112)                 750                4,888
------------------------------------------------- -------------------- -------------------- ---------------------

NET CASH USED IN OPERATING ACTIVITIES                            (447)                   -               (48,460)
------------------------------------------------- -------------------- -------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from shareholders                              73,478                    -                73,478
  Proceeds on sale of common stock                                  -                    -                   750
  Shareholder capital contributions                                 -                    -                   200
------------------------------------------------- -------------------- -------------------- ---------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                       73,478                    -                35,844
------------------------------------------------- -------------------- -------------------- ---------------------

INCREASE (DECREASE) IN CASH                                         -                    -                     -

CASH, BEGINNING OF PERIOD                                           -                    -                     -
------------------------------------------------- -------------------- -------------------- ---------------------

CASH, END OF PERIOD                                       $    25,968          $         -            $   25,968
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

The Company has a receivable from it's affiliated company in the amount of $35,080.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation
-----------------

The registrant plans to operate in the aviation industry.

Results of Operation
--------------------

The Company did not have material operating income from inception (March 31, 2000) through September 30, 2005 the registrant recognized a net loss of $77,268 which was made up of general and administrative expenses from inception.

The expenses for the nine months ended September 30, 2005 were $57,980 as compared to $750 of general and administrative expenses for the nine months ended September 30, 2004. The expenses for the quarter ended September 30, 2005 were $29,240, as compared to $250 for the quarter ended September 30, 2004. The increase in expenses are due to the Company nearing its operations.


Liquidity and Capital Resources
-------------------------------

At September 30, 2005 the registrant held $337,378 in assets from an investment in the purchase of assets from Service Air Group, Inc., a Canadian Corporation. This investment also calls for the 100% of the projected Net Income of that company. The Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses to enter into an industry. There are no guarantees that the Company will be successful in the industry of its choice.

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

None

(a)  Exhibits

     33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

     33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports of Form 8-K


     No reports on Form 8-K were filed during the quarter ended September 30, 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SERVICE AIR GROUP, INC.

Date:   November 21, 2005         /s/ Jag Dhillon
                                 ---------------
                                     Jag Dhillon
                                     President, CEO and Director