Form 10KSB
period 2005-12-31
SERVICE AIR GROUP INC
filed 2006-04-17
CIK 1111286

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

                              For Fiscal Year Ended
                                December 31, 2005

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

Yes   [ ]     No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2005: $ 0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of Dec 31, 2005, was: $ 0

Number of shares of the registrant's common stock outstanding as of Dec 31, 2005 is: 5,250,000.

We do not have a Transfer Agent.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Segway V Corp., was incorporated March 31, 2000, under the laws of the State of New Jersey to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since its inception till year-end 2003, when it changed its name to Service Air Group, Inc. (SAG). The controlling shares were acquired by the current CFO. His plan was to acquire a significant shareholding interest in Service Air Group Inc. (Canada), an operating company. Due to certain compliance requirements, management is in the process of restructuring its inter-company relationship.


EMPLOYEES
As of Dec, 31, 2005, we had no Employees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2005, there were 2 shareholders of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation
We are currently negotiating with an operating Company "Service Air Group Inc. (Canada)" for a possible RTO closing.

Results of Operation

We did not have any operating income from inception (March 31, 2000) through December 31, 2005. For the fiscal year ended December 31, 2005, the Company has a loss from operations of $13,897, an accumulated deficit of $25,854 and a working capital deficiency of $25,888. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and transportation.

Liquidity and Capital Resources

At December 31, 2005, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending income from an operating company.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:













                             SERVICE AIR GROUP, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                        DECEMBER 31, 2005, 2004 AND 2003

Staley, Okada & Partners
Chartered Accountants

Report of Independent Registered Public Accounting Firm

--------------------------------------------------------------------------------

To the Shareholders of Service Air Group Inc.:

We have audited the accompanying balance sheets of Service Air Group Inc. (the "Company") as at December 31, 2005 2004 and 2003 and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Canadian generally accepted auditing standards and with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in accordance with United States generally accepted accounting principles.

                                                      "Staley, Okada & Partners"

Vancouver, BC                                           STALEY, OKADA & PARTNERS
April 6, 2006                                              CHARTERED ACCOUNTANTS



Comments By Auditors For U.S. Readers On Canada - U.S. Reporting Difference


In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when financial statements are affected by future events, the outcome of which is indeterminable. As discussed in Note 1, the Company's continued existence as a going concern is dependent upon the future economic success of its development activities, the Company's ability to continue to secure adequate financing and the Company achieving a positive cash flow and profitable operations. Our report to the shareholders dated April 6, 2006, is expressed in accordance with Canadian reporting standards, which do not require a reference to such going concern considerations in the auditors' report when the situation is adequately disclosed in the financial statements.

                                                      "Staley, Okada & Partners"

Vancouver, BC                                           STALEY, OKADA & PARTNERS
April 6, 2006                                              CHARTERED ACCOUNTANTS



Service Air Group, Inc.                                                                                           Statement 1
                                                                                                                  -----------
(Development Stage Company)
Balance Sheet
As at December 31,
US Funds




ASSETS                                                                           2005              2004               2003
--------------------------------------------------------------------- --- -------------- --- -------------- -- ---------------
Current
    Property and equipment (Note 4)                                   $           984     $           -     $            -
                                                                      --- -------------- --- -------------- -- ---------------
                                                                      $           984     $           -     $            -

LIABILITIES
--------------------------------------------------------------------- --- -------------- --- -------------- -- ---------------
Long-Term
    Accounts payable                                                  $             -                 -     $        3,450
    Due to SAG Canada (Note 6)                                                 10,638                 -                  -
    Due to Shareholder (Note 6)                                                15,250            11,006                  -
                                                                      --- -------------- --- -------------- -- ---------------
                                                                               25,888            11,006              3,450
                                                                      --- -------------- --- -------------- -- ---------------

Stockholders' Deficit (Note 4)
   Common stock, $0.0001 par value, 100,000,000 shares Preferred stock, $0.0001 par value, 20,000,000 shares Issued and outstanding
   5,250,000 shares of common stock                                               525               525                525
   Additional paid in capital                                                     425               425                425
   Deficit                                                                    (25,854)          (11,956)            (4,400)
                                                                      --- -------------- --- -------------- -- ---------------
                                                                              (24,904)          (11,006)            (3,450)
                                                                      --- -------------- --- -------------- -- ---------------
                                                                      $           984     $           -     $            -
--------------------------------------------------------------------- --- -------------- --- -------------- -- ---------------




ON BEHALF OF THE BOARD:

   Mohammad Sultan , Director

                   , Director
-------------------------------------------------------------------



                           - See Accompanying Notes -



Service Air Group, Inc.                                                                                     Statement 2
                                                                                                            -----------
(Development Stage Company)
Statement of Operations
For the Years Ended December 31,
US Funds



                                                                                                          Inception to
                                                          2005               2004               2003              2005
                                              -- --------------- -- --------------- -- -------------- -- ---------------
Expenditures
    Automotive                                $          4,818   $              -   $              -  $          4,818
    Amortization                                           174                  -                  -               174
    Filing and listing fees                              4,663                  -                  -             4,663
    Legal and professional                               4,243              7,556              1,525            16,200
                                              -- --------------- -- --------------- -- -------------- -- ---------------
Loss from operations                                    13,898              7,556              1,525            25,854
                                              -- --------------- -- --------------- -- -------------- -- ---------------
Net Loss for the year                         $        (13,898)  $         (7,556)  $         (1,525) $        (25,854)
                                              -- --------------- -- --------------- -- -------------- -- ---------------





Statement of Deficit
For the Years Ended December 31,
US Funds


                                                                                                          Inception to
                                                          2005               2004               2003              2005
                                              -- --------------- -- --------------- -- -------------- -- ---------------
Deficit - Beginning of Year                   $        (11,956)  $         (4,400)  $         (2,875) $              -
    Net loss                                           (13,898)            (7,556)            (1,525)           25,854
                                              -- --------------- -- --------------- -- -------------- -- ---------------
Deficit - End of Year                         $        (25,854)  $        (11,956)  $         (4,400) $         25,854
                                              -- --------------- -- --------------- -- -------------- -- ---------------





                           - See Accompanying Notes -


Service Air Group, Inc.                                                                                     Statement 3
                                                                                                            -----------
(Development Stage Company)
Statement of Stockholders' Deficiency
US Funds


Common Stock                                                              Additional
                                          Common Stock                    Paid-in         Accumulated
Shares Amounts                       Shares           Amount              Capital           Deficit            Total
----------------------------------- ------------------------------- --- ------------- -- -------------- -- -------------
Inception, March 30, 2000                      -  $              -  $              -  $            -    $             -
  Stock issued for cash at
     $0.0001 per share                 5,000,000               500                 -               -                500
  Stock issued for cash at $0.001
    per share                            250,000                25               225               -                250
  Development stage net loss                   -                 -                 -            (837)              (837)
----------------------------------- ------------- --- ------------- --- ------------- -- -------------- -- -------------
Balance December 31, 2000              5,250,000  $            525  $            225  $         (837)   $           (87)

Capital contributed by
shareholders                                   -  $              -  $            124  $            -    $           124
Development stage net loss                     -                 -                 -            (926)              (926)
----------------------------------- ------------- --- ------------- --- ------------- -- -------------- -- -------------
Balance December 31, 2001              5,250,000  $            525  $            349  $       (1,763)   $          (889)

Capital contributed by
shareholders                                   -  $              -  $             76  $            -    $            76
Development stage net loss                     -                 -                 -          (1,112)            (1,112)
----------------------------------- ------------- --- ------------- --- ------------- -- -------------- -- -------------
Balance December 31, 2002              5,250,000  $            525  $            425  $       (2,875)   $        (1,925)

Development stage net loss                     -                 -                 -          (1,525)            (1,525)
----------------------------------- ------------- --- ------------- --- ------------- -- -------------- -- -------------
Balance December 31, 2003              5,250,000  $            525  $            425  $       (4,400)   $        (3,450)

Development stage net loss                     -                 -                 -          (7,556)            (7,556)
----------------------------------- ------------- --- ------------- --- ------------- -- -------------- -- -------------
Balance December 31, 2004              5,250,000  $            525  $            425  $      (11,956)   $       (11,006)

Development stage net loss                     -                 -                 -         (13,898)           (13,898)
----------------------------------- ------------- --- ------------- --- ------------- -- -------------- -- -------------
Balance December 31, 2005              5,250,000  $            525  $            425  $      (25,854)   $       (24,904)
----------------------------------- ------------- --- ------------- --- ------------- -- -------------- -- -------------





                           - See Accompanying Notes -


Service Air Group, Inc.                                                                                      Statement 4
                                                                                                             -----------
(Development Stage Company)
Statement of Cash Flows
For the Years Ended December 31,
US Funds



                                                                                                          Inception to
                                                          2005               2004               2003              2005
--------------------------------------------- -- --------------- -- --------------- -- -------------- -- ---------------
Cash flows from operating activities
    Net loss for the year                     $        (13,897)  $         (7,556)  $         (1,525) $        (25,854)
    Changes in working capital                               -                  -              1,525             3,451
                                              -- --------------- -- --------------- -- -------------- -- ---------------
                                                       (13,897)            (7,556)                 -           (22,403)
                                              -- --------------- -- --------------- -- -------------- -- ---------------

Cash flows from financing activities
    Proceeds from sale of Common stock        $              -   $              -   $              -  $            750
    Shareholder capital contribution                         -                  -                  -               200
    Advances from related party                         14,881              7,556                  -            22,437

Cash flows from investing activities
   Purchase of equipment                                  (984)                 -                  -              (984)
Increase (Decrease) in Cash                                  -                  -                  -                 -
   Cash position - Beginning of year                         -                  -                  -                 -
                                              -- --------------- -- --------------- -- -------------- -- ---------------
Cash position - End of Year                   $              -   $              -   $              -  $              -
--------------------------------------------- -- --------------- -- --------------- -- -------------- -- ---------------




                           - See Accompanying Notes -

Service Air Group, Inc.
(Development Stage Company)
Notes to Financial Statements
December 31, 2005, 2004 and 2003
US Funds

--------------------------------------------------------------------------------

1.   Organization and Going Concern

     Service Air Group, Inc. ("the Company") was incorporated on March 31, 2000 in the State of New Jersey. The Company was incorporated under the name of Segway V Corp and on January 27, 2004 the Company changed its name to Service Air Group, Inc. The Company's fiscal year end is December 31 with its initial period being from March 31, 2000 to December 31, 2000.

     The Company is considered to be in the initial development stage and has incurred losses since inception. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business.

     These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business for the foreseeable future. As at December 31, 2005, the Company has a loss from operations of $13,897, an accumulated deficit of $25,854 and a working capital deficiency of $25,888. The Company intends to fund operations through equity financing agreements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

     Thereafter, the Company will be required to seek additional funds, either through debt and/or equity financing, to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there has been no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

     These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

--------------------------------------------------------------------------------

2.   Significant Accounting Policies

     a)  Basis of Presentation

         These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

     b)  Foreign Currency Translation

         The Company's functional and reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

          i) Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,
          ii) Non-monetary assets and liabilities, and equity at historical rates, and
          iii) Revenue and expense items at the average rate of exchange prevailing during the period.

         Gains and losses on re-measurement are included in determining net income for the period

Service Air Group, Inc.
(Development Stage Company)
Notes to Financial Statements
December 31, 2005, 2004 and 2003
US Funds


--------------------------------------------------------------------------------

2.   Significant Accounting Policies - Continued

     c)  Use of Estimates and Assumptions

         Preparation of the Company's financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     d)  Cash and Cash Equivalent

         The Company considers all liquid investments, with an original maturity of 90 days or less when purchased, to be cash equivalents.

     e) Property and equipment

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

     f)  Obligations under Capital Lease

         Leases are classified as either capital or operating. Leases that transfer substantially all of the benefits and risks of ownership of property to the Company are accounted for as capital leases. At the time a capital lease is entered into, an asset is recorded along with its related long-term financing obligation, net of interest. Interest on capital lease financing is expensed as financing payments are made. Payments made under operating leases are expensed as incurred.

     g)  Environmental

         The Company conducts its operations in a manner to protect public health and the environment and believes its operations are materially in compliance with all applicable laws and regulations.

     h)  Capital Stock

         Capital stock issued for non-monetary consideration is recorded at an amount based on fair market value as determined by the board of directors.

Service Air Group, Inc.
(Development Stage Company)
Notes to Financial Statements
December 31, 2005, 2004 and 2003
US Funds

--------------------------------------------------------------------------------

2.   Significant Accounting Policies - Continued

     i)  Stock Based Compensation

         Effective from fiscal 2004, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard
         (SFAS) No. 123R, "Share Based Payment". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The adoption of this accounting policy did not have any effect on prior periods.

     j)  Loss per Share

         Basic loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share.

     k)  Income Taxes

         Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

3.   Financial Instruments

     The carrying values of the Company's financial instruments consisting of accounts payable, and amounts due to related parties, materially approximate their respective fair values at each balance sheet date due to the immediate or short-term maturity of these instruments

Service Air Group, Inc.
(Development Stage Company)
Notes to Financial Statements
December 31, 2005, 2004 and 2003
US Funds

--------------------------------------------------------------------------------

4.       Equipment

                                                                                      2005             2004
                                                             Accumulated          Net Book         Net Book
                                                 Cost       Amortization             Value            Value
                                    ------------------ ------------------ ----------------- ----------------
      Computer Equipment            $           1,158  $            174   $            984  $               -
                                    $           1,158  $            174   $            984  $               -
                                    ---- ------------- --- -------------- --- ------------- ---- -----------


5.   Capital Stock

     a) The Company's capitalization is 100,000,000 shares of common stock with a par value of $0.0001 per share and 20,000,000 shares of preferred stock with a par value of $0.0001 per share.

     b)  The Company has 5,250,000 common shares issued and outstanding.

     c) The Company has not granted any stock options and has not recorded any stock-based compensation.


6.   Related Party Transactions

     As of December 31, 2005, the Company had owing to a director and officer payables in the amount of $23,024 (2004 - $9,831, 2003 - $nil). The director and officer have agreed to defer payment indefinitely and there are no interest terms.

     The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount or consideration established and agreed to by the related parties.

7.   Income Taxes

     The Company has accumulated net operating losses for U.S. federal income tax purposes of approximately $25,000, which may be carried forward and used to reduce taxable income of future years. These losses expire between 2020 and 2025.

                                                    2005                  2004              2003
                                     ---- ---------------- ---- ---------------- ----- ----------------
   Loss  before  income  taxes  for  $           (13,897)  $            (7,556)   $            (1,525)
   accounting  and tax purposes
   Tax rate                                       35%                   35%                    35%
                                     ---- ---------------- ---- ---------------- ----- ----------------
   Expected  tax  recovery  for the               (4,864)               (2,645)                  (534)
   year
   Valuation allowance                             4,864                 2,645                    534
                                     ---- ---------------- ---- ---------------- ----- ----------------
   Tax recovery for the year         $                 -   $                 -   $                  -
                                     ---- ---------------- ---- ---------------- ----- ----------------

Service Air Group, Inc.
(Development Stage Company)
Notes to Financial Statements
December 31, 2005, 2004 and 2003
US Funds

8.   Subsequent Events

     On April 1, 2006, Service Air Group, Inc. Canada ("SAGCA"), a Canadian corporation, completed with the Company the reverse acquisition under a Stock Exchange Agreement ("RTO") dated April 1, 2006 with a closing date set on or before April 15, 2006.

     Pursuant to the agreement, the Company issued to SAGCA 4,125,000 shares in its common stock for 4,125,000 Class B non-voting common stock of SAGCA. Further to the agreement, the Company will receive 90% of the net income after tax from SAGCA as a dividend and agrees to provide US$4,975,000 in working capital and either lease or purchase an Aircraft at a minimum of US$10,000,000.

     Immediately before the date of the RTO, the Company had 100,000,000 common stock and 20,000,000 preferred stock authorized, with 5,250,000 shares of common stock issued and outstanding, while no preferred stock was issued and outstanding. Pursuant to the RTO, an additional 4,125,000 shares of the Company's common stock were issued to SAGCA and 4,125,000 newly issued shares of class B non-voting common stock of SAGCA were issued to the Company. Immediately after the RTO, the management of SAGCA took control of the board and officer positions of the Company, constituting a change of control. Because the former owners of SAGCA gained control of the Company, the transaction would normally have been considered a purchase by the Company. However, since the Company was not a business, the transaction was not considered to be a business combination. Instead, the transaction was accounted for as a recapitalization of SAGCA and the issuance of stock by the Company for the assets and liabilities of the Company. The value of the net assets of the Company acquired by SAGCA was the same as their historical book value, being $525.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 31, 2006, Gately & Associates, LLC ("Gately & Associates") was dismissed as independent auditor for the Company. On March 31, 2006, the Company engaged Staley, Okada & Partners ("SOP") as its principal independent accountant. This decision to engage SOP was ratified by the majority approval of the Board of Directors of the Company.

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

(b) Changes in internal controls.

See Exhibit 10.1 "Action to cancel all agreements with Service Air (Canada)" attached to this filing.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 31, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

    Name                                          Position
    ----------------------                        -------------------------

    Mohammad Sultan                               CEO, President &
                                                  Director

BUSINESS EXPERIENCE

Set forth below is the name of our directors and officers, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:



                                     III-1

     Mr. Mohammad Sultan, CEO, President & Director - Mr. Sultan has over 17 years of experience in the corporate infrastructure, business development and financing. He has established various enterprises in his career and been a successful businessman. Mr. Sultan has been self-employed since 1988.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years to the best knowledge of the certifying officers.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed Form 5 for the year ending December 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

We did not pay salaries or other compensation to directors or officers in either of our two most recent fiscal years. Our board of directors expects to adopt during fiscal 2006 a modest non-cash compensation plan for executive officers in lieu of salaries or other cash compensation. No funds were set aside or accrued by the Company during fiscal year 2005 or 2004 to provide pension, retirement or similar benefits for directors or executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have issued a total of 5,250,000 shares of common stock for a total of $750 in cash:



Name                              Number of Total Shares     Consideration       % of Shareholdings
----                              ----------------------     -------------       ------------------

Rick Plotnikoff                      250,000                $    250                 5%
Mohammad Sultan                      5,000,000              $    500                95%



                                     III-2

Mr. Plotnikoff's shares were originally issued in the name of RGR Corp., a company of which Mr. Anslow is the sole director, shareholder and President. With respect to the sales made to RGR Corp. the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

The address for Mr. Plotnikoff is 9175 Mainwaring Rd. Sidney, B.C. V8L 1J9 The address for Mr. Sultan is 13093-88Th Ave. Surrey, BC, Canada V3W 3K4.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

-none-

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

10.1   Action to cancel all agreements with Service Air (Canada).

31.1   Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1   Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002


(1) Incorporated by reference to our Form 10-SB (SEC File No. 0-30329).


                                     III-3

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2005, we were billed $2,500.00 (Canadian Dollars) for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2005, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2005 and December 31, 2004, we were billed $0.00 and $0.00 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2005.

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


                              SERVICE AIR GROUP, INC.

                              By: /S/ Mohammad Sultan
                              --------------------------
                                      Mohammad Sultan
                                      CEO, President and Director

Dated: April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                TITLE                        DATE
----                                -----                        ----

/s/ Mohammad Sultan                 Chief Executive Officer,    April 17, 2006
---------------------               President and Director
    Mohammad Sultan


                                     III-4