Form 10QSB
period 2006-03-31
SERVICE AIR GROUP INC
filed 2006-05-19
CIK 1111286

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________

FORM 10-QSB

________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.       Yes |_| No |_|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes|_| No |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2006: 5,250,000 shares of common stock.

TABLE OF CONTENTS

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended March 31, 2006 are not necessarily indicative of results that may be expected for the mid-year ending June 30, 2006. The financial statements are presented on the accrual basis.

SERVICE AIR GROUP, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

Stated in US Dollars

Prepared by Management

Service Air Group, Inc. (Development Stage Company)	Statement 1
Interim Balance Sheet
Prepared by management
US Funds

ASSETS	March 31, 2006	December 31, 2005
Property and equipment (Note 4)	$910	$984

LIABILITIES
Long-Term
Due to SAG Canada (Note 6)	$15,230	$10,638
Due to Shareholder (Note 6)	18,955	15,250
	34,185	25,888

Stockholders’ Deficit (Note 5)
Common stock, $0.0001 par value, 100,000,000 shares
Preferred stock, $0.0001 par value, 20,000,000 shares
Issued and outstanding
5,250,000 shares of common stock	525	525
Additional paid in capital	425	425
Deficit (Statement 2)	(34,225)	(25,854)
	(33,275)	(24,904)
	$910	$984

ON BEHALF OF THE BOARD:

, Director

, Director

The accompanying notes are an integral part of these financial statements.

Service Air Group, Inc. (Development Stage Company)	Statement 2
Interim Statement of Loss
For the Three Months Ended March 31,
Prepared by management
US Funds

	2006	2005	From Inception
Expenditures
Automotive	$5,177	$-	$9,995
Depreciation	74	-	248
Filing and listing fees	471	400	5,134
Legal and professional	2,649	-	18,849
	8,371	400	34,226
Net Loss for the period	$(8,371)	$(400)	$(34,226)
Net Loss per share – basic and diluted	(0.00)	(0.00)	(0.00)
Weighted average number of shares outstanding	5,250,000	5,250,000	5,250,000

Interim Statement of Deficit
For the Three Months Ended March 31,
Prepared by management
US Funds

	2006	2005	From Inception
Deficit – Beginning of Period	$(25,854)	$(11,956)	$-
Net loss	(8,371)	(400)	34,225
Deficit – End of Period	$(34,225)	$(12,356)	$34,225

The accompanying notes are an integral part of these financial statements.

Service Air Group, Inc. (Development Stage Company)	Statement 3
Interim Statement of Stockholders’ Deficiency
Prepared by management
US Funds

	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Total
Inception, March 30, 2000	-	$-	$-	$-	$-
Stock issued for cash at $0.0001 per share	5,000,000	500	-	-	500
Stock issued for cash at $0.001 per share	250,000	25	225	-	250
Development stage net loss	-	-	-	(837)	(837)
Balance December 31, 2000	5,250,000	$525	$225	$(837)	$(87)
Capital contributed by shareholders	-	$-	$124	$-	$124
Development stage net loss	-	-	-	(926)	(926)
Balance December 31, 2001	5,250,000	$525	$349	$(1,763)	$(889)
Capital contributed by shareholders	-	$-	$76	$-	$76
Development stage net loss	-	-	-	(1,112)	(1,112)
Balance December 31, 2002	5,250,000	$525	$425	$(2,875)	$(1,925)
Development stage net loss	-	-	-	(1,525)	(1,525)
Balance December 31, 2003	5,250,000	$525	$425	$(4,400)	$(3,450)
Development stage net loss	-	-	-	(7,556)	(7,556)
Balance December 31, 2004	5,250,000	$525	$425	$(11,956)	$(11,006)
Development stage net loss	-	-	-	(13,898)	(13,898)
Balance December 31, 2005	5,250,000	$525	$425	$(25,854)	$(24,904)
Balance March 31, 2006	5,250,000	$525	$425	$(34,325)	$(33,375)

The accompanying notes are an integral part of these financial statements.

Service Air Group, Inc. (Development Stage Company)	Statement 4
Interim Statement of Cash Flows
For the Three Months Ended March 31, 2006
Prepared by management
US Funds

	2006	2005	Inception to 2005
Cash flows from operating activities
Net loss for the period	$(8,371)	$(400)	$(25,855)
Changes in working capital	-	-	3,451
	(8,371)	(400)	(22,404)

Cash flows from financing activities
Proceeds from sale of Common stock	$-	$-	$750
Shareholder capital contribution	-	-	200
Advances from related party	8,371	400	22,438

Cash flows from investing activities
Purchase of equipment	-	-	(984)
Increase (Decrease) in Cash	-	-	-
Cash position – Beginning of period	-	-	-
Cash position – End of Period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Service Air Group, Inc. (Development Stage Company)
Notes to Interim Financial Statements
For the Three Months Ended March 31, 2006
Prepared by management
US Funds

1.	Organization and Going Concern

Service Air Group, Inc. (“the Company”) was incorporated on March 31, 2000 in the State of New Jersey. The Company was incorporated under the name of Segway V Corp and on January 27, 2004 the Company changed its name to Service Air Group, Inc. The Company’s fiscal year end is December 31 with its initial period being from March 31, 2000 to December 31, 2000.

The Company is considered to be in the initial development stage and has incurred losses since inception. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business.

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business for the foreseeable future. As at March 31, 2006, , the Company has a loss from operations of $8,371, an accumulated deficit of $34,225 and a working capital deficiency of $33,275. The Company intends to fund operations through equity financing agreements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

Thereafter, the Company will be required to seek additional funds, either through debt and/or equity financing, to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there has been no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

a)	Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

b)	Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

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

Gains and losses on re-measurement are included in determining net income for the period

Service Air Group, Inc. (Development Stage Company)
Notes to Interim Financial Statements
For the Three Months Ended March 31, 2006
Prepared by management
US Funds

2.	Significant Accounting Policies - Continued

c)	Use of Estimates and Assumptions

Preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

f)	Capital Stock

Capital stock issued for non-monetary consideration is recorded at an amount based on fair market value as determined by the board of directors.

g)	Loss per Share

Basic loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share.

3.	Financial Instruments

The carrying values of the Company’s financial instruments consisting of amounts due to related parties, materially approximate their respective fair values at each balance sheet date due to the immediate or short-term maturity of these instruments.

Service Air Group, Inc. (Development Stage Company)
Notes to Interim Financial Statements
For the Three Months Ended March 31, 2006
Prepared by management
US Funds

4.	Equipment

	March 31, 2006			December 31, 2005
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Computer Equipment	$1,158	$248	$910	$1,158	$174	$984

5.	Capital Stock

a)	The Company’s capitalization is 100,000,000 shares of common stock with a par value of $0.0001 per share and 20,000,000 shares of preferred stock with a par value of $0.0001 per share.

b)	The Company has 5,250,000 common shares issued and outstanding.

c)	The Company has not granted any stock options and has not recorded any stock-based compensation.

6.	Related Party Transactions

As of March 31, 2006 , the Company had owing to a director and officer payables in the amount of $34,185 (Dec 31, 2006 - $25,888). The director and officer have agreed to defer payment indefinitely and there are no interest terms.

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount or consideration established and agreed to by the related parties.

Service Air Group, Inc. (Development Stage Company)
Notes to Interim Financial Statements
For the Three Months Ended March 31, 2006
Prepared by management
US Funds

7.	Subsequent Events

On April 1, 2006, Service Air Group, Inc. Canada (“SAGCA”), a Canadian corporation, completed with the Company the reverse acquisition under a Stock Exchange Agreement (“RTO”) dated April 1, 2006 with a closing date set on or before April 15, 2006.

Pursuant to the agreement, the Company issued to SAGCA 4,125,000 shares in its common stock for 4,125,000 Class B non-voting common stock of SAGCA. Further to the agreement, the Company will receive 90% of the net income after tax from SAGCA as a dividend and agrees to provide US$4,975,000 in working capital and either lease or purchase an Aircraft at a minimum of US$10,000,000.

Immediately before the date of the RTO, the Company had 100,000,000 common stock and 20,000,000 preferred stock authorized, with 5,250,000 shares of common stock issued and outstanding, while no preferred stock was issued and outstanding. Pursuant to the RTO, an additional 4,125,000 shares of the Company’s common stock were issued to SAGCA and 4,125,000 newly issued shares of class B non-voting common stock of SAGCA were issued to the Company. Immediately after the RTO, the management of SAGCA took control of the board and officer positions of the Company, constituting a change of control. Because the former owners of SAGCA gained control of the Company, the transaction would normally have been considered a purchase by the Company. However, since the Company was not a business, the transaction was not considered to be a business combination. Instead, the transaction was accounted for as a recapitalization of SAGCA and the issuance of stock by the Company for the assets and liabilities of the Company. The value of the net assets of the Company acquired by SAGCA was the same as their historical book value, being $525.

On April 20, 2006, we issued a total of 98,000 new shares of our restricted stock and accepted private placement subscription agreements in an aggregated amount of USD$98,000 at $1.00 per share. 100% of the proceeds were invested into SAGCA to expand its ground fleet and operations.

Item 2.    Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

The registrant plans to operate in the aviation industry as a commercial cargo airline with some ground operations (Trucking/Hauling) to break even its current operating expenses and pending income from our operating company. A comprehensive business plan was written and adopted by the management.

Results of Operation

The Company did not have material operating income from inception (March 31, 2000) through March 31, 2006 the registrant recognized a net loss of $34,225 and a working capital deficiency of $33,275 which was made up of general and administrative expenses from inception.

The expenses for the three months ended March 31, 2006 were $8,371 as compared to $400 of general and administrative expenses for the three months ended March 31, 2005. The increase in expenses are due to the Company nearing its operations.

Liquidity and Capital Resources

At March 31, 2006 the registrant held $910 in assets, property & Equipment. The Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses pending income from its operating company.

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

For the first quarter ending March 31, 2006, our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

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

-none-

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICE AIR GROUP, INC.

Date:	May 19, 2006	/s/ Mohammad Sultan
Mohammad Sultan
CEO, CFO and Director