Form 10QSB
period 2006-06-30
SERVICE AIR GROUP INC
filed 2006-08-21
CIK 1111286

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________

FORM 10-QSB

________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes|_| No |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2006: 9,473,000 shares of common stock.

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

SERVICE AIR GROUP, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

Stated in US Dollars

Prepared by Management

Service Air Group, Inc. (Development Stage Company)	Statement 1
Interim Consolidated Balance Sheet
Prepared by management
US Funds

ASSETS	June 2006	Dec, 2005
Current
Cash	$2,596	$0
Receivables	33,282	0
Prepaids and Deposits	1,401	0
	37,279	0
Long - Term
Property and Equipment (Note 4)	$431,770	$984

	469,049	984

LIABILITIES
Current
Accounts Payable and Liabilities	$79,360	$0
Current Portion of Loans Payable	72,580	0
	151,940	0

Long- Term
Loans Payable	$289,985	$0
Due to Related Parties (Note 6)	4,109	10,638
Due to Shareholder (Note 6)	1,160,904	15,250
	1,454,997	25,888

Stockholders’ Deficit (Note 5)
Common stock, $0.0001 par value, 100,000,000 shares
Preferred stock, $0.0001 par value, 20,000,000 shares
Issued and outstanding
9,473,000 shares of common stock	98,613	525
Additional paid in capital	425	425
Deficit (Statement 2)	(1,236,926)	(25,854)
	(1,137,889)	(24,904)

	$469,049	$984

ON BEHALF OF THE BOARD:

, Director

, Director

The accompanying notes are an integral part of these financial statements.

Service Air Group, Inc. (Development Stage Company)	Statement 2
Interim Consolidated Statement of Loss
For the Six Months Ended June 30,
Prepared by management
US Funds

	2006	2005	From Inception
Revenues	$190,223		190,223
Direct Costs	167,032		167,032
Gross Profit	$23,192	$-	$23,192

General and Admin Expenses		-

Depreciation and Amortization	68,223		68,397
Consulting	50,730		50,730
Rent	17,282		17,282
Interest and Bank Charges	10,836		10,836
Other	26,993	400	1,114,361
Exchange Gain / Loss	(1,488)		(1,488)
	172,576	400	1,260,118
Net Loss for the period	$(149,385)	$(400)	$(1,236,926)
Net Loss per share – basic and diluted	(0.00)	(0.00)	(0.20)
Weighted average number of shares outstanding	6,305,750	5,250,000	6,305,750

Interim Consolidated Statement of Deficit
For the Six Months Ended June 30,
Prepared by management
US Funds

	2006	2005	From Inception
Deficit – Beginning of Period	$(25,854)	$(25,454)	$-
Net loss	(149,385)	(400)	(175,239)
Net Deficit from SAG - CDA	(1,061,687)		(1,061,687)
Deficit – End of Period	$(1,236,926)	$(25,854)	$(1,236,926)

The accompanying notes are an integral part of these financial statements.

Service Air Group, Inc. (Development Stage Company)	Statement 3
Interim Consolidated Statement of Stockholders’ Deficiency
Prepared by management
US Funds

	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Total
Inception, March 30, 2000	-	$-	$-	$-	$-
Stock issued for cash at $0.0001 per share	5,000,000	500	-	-	500
Stock issued for cash at $0.001 per share	250,000	25	225	-	250
Development stage net loss	-	-	-	(837)	(837)
Balance December 31, 2000	5,250,000	$525	$225	$(837)	$(87)
Capital contributed by shareholders	-	$-	$124	$-	$124
Development stage net loss	-	-	-	(926)	(926)
Balance December 31, 2001	5,250,000	$525	$349	$(1,763)	$(889)
Capital contributed by shareholders	-	$-	$76	$-	$76
Development stage net loss	-	-	-	(1,112)	(1,112)
Balance December 31, 2002	5,250,000	$525	$425	$(2,875)	$(1,925)
Development stage net loss	-	-	-	(1,525)	(1,525)
Balance December 31, 2003	5,250,000	$525	$425	$(4,400)	$(3,450)
Development stage net loss	-	-	-	(7,556)	(7,556)
Balance December 31, 2004	5,250,000	$525	$425	$(11,956)	$(11,006)
Development stage net loss	-	-	-	(13,898)	(13,898)
Balance December 31, 2005	5,250,000	$525	$425	$(25,854)	$(24,904)
Stock Exchange for SAG CDA	4,125,000	88		(1,061,687)	(1,061,599)
Stock Issued for cash at $1.00	98,000	98,000	0	0	98,000
Development stage net loss				(149,385)	(149,385)
Balance June 30, 2006	9,473,000	$98,613	$425	$(1,236,926)	$(1,137,889)

The accompanying notes are an integral part of these financial statements.

Service Air Group, Inc. (Development Stage Company)	Statement 4
Interim Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2006
Prepared by management
US Funds

	2006	2005	Inception to 2006
Cash flows from operating activities
Net loss for the period	$(149,385)	$(400)	$(166,869)
Exchange Gain / Loss	(1,488)		(1,488)
Depreciation and Amortization	68,223		68,223
Changes in working capital	144,164	-	147,615
	61,514	(400)	47,481

Cash flows from financing activities
Proceeds from sale of Common stock	$88	$-	$838
Capital Loans	362,564	-	362,564
Shareholder capital contribution	77,438	-	77,638
Advances from related party	-	400	14,067
	440,090	400	455,107

Cash flows from investing activities
Purchase of equipment	(499,009)	-	(499,993)

Increase (Decrease) in Cash	2,596	-	2,596
Cash position – Beginning of period	-	-	-
Cash position – End of Period	$2,596	$-	$2,596

The accompanying notes are an integral part of these financial statements.

Service Air Group, Inc. (Development Stage Company)
Notes to Interim Financial Statements
For the Six Months Ended June 30, 2006
Prepared by management
US Funds

1.	Organization and Going Concern

Service Air Group, Inc. (“the Company”) was incorporated on June 30, 2000 in the State of New Jersey. The Company was incorporated under the name of Segway V Corp and on January 27, 2004 the Company changed its name to Service Air Group, Inc. The Company’s fiscal year end is December 31 with its initial period being from June 30, 2000 to December 31, 2000.

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

These financial statements have been consolidated with SAGCA and are prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business for the foreseeable future. As at June 30, 2006, , the Company has a loss from operations of $149,385, an accumulated deficit of $1,236,926 and a working capital deficiency of $114,660. The Company intends to fund operations through equity financing agreements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Service Air Group, Inc. (Development Stage Company)
Notes to Interim Financial Statements
For the Six Months Ended June 30, 2006
Prepared by management
US Funds

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

Service Air Group, Inc. (Development Stage Company)
Notes to Interim Financial Statements
For the Six Months Ended June 30, 2006
Prepared by management
US Funds

3.	Financial Instruments

The carrying values of the Company’s financial instruments consisting of amounts due to related parties, materially approximate their respective fair values at each balance sheet date due to the immediate or short-term maturity of these instruments.

4.	Long Term Assets

SAG - US	June 30, 2006			December 31, 2005
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Computer Equipment	$1,158	$322	$836	$1,158	$174	$984

SAG - Canada	June 30, 2006			December 31, 2005
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Equipment	18,125	2,006	16,119	-	-	-
Leaseholds	22,700	5,675	17,025	-	-	-
Vehicles	458,184	60,394	397,790	-	-	-
Total	$499,009	$68,075	$430,934	$0	$0	$0

5.	Capital Stock

a)	The Company’s capitalization is 100,000,000 shares of common stock with a par value of $0.0001 per share and 20,000,000 shares of preferred stock with a par value of $0.0001 per share.

b)	The Company has 9,473,000 common shares issued and outstanding.

c)	The Company has not granted any stock options and has not recorded any stock-based compensation.

6.	Related Party Transactions

As of June 30, 2006 , the Company had owing to directors and officers payables in the amount of $1,165,013 (Dec 31, 2005 - $25,888). The directors and officers have agreed to defer payment indefinitely and there are no interest terms. Inter company balances of $ 19,613 between “ the company “ and SAGCA have been eliminated upon consolidation.

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount or consideration established and agreed to by the related parties.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

The registrant plans to operate in the aviation industry as a commercial airline, currently with some ground operations (Trucking/Hauling) pending income from its airline operations. A comprehensive business plan has been written and would be adopted by the management upon availability of the required funds.

Results of Operation

As at June 30, 2006, , the Company has a loss from operations of $150,873, an accumulated deficit of $1,238,414 and a working capital deficiency of $214,147. The increase in expenses are due to the Company nearing its operations.

Liquidity and Capital Resources

At June 30, 2006 the registrant held $469,049 in assets, property & Equipment. The Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses pending income from its operating company.

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

For the second quarter ending June 30, 2006, our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

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

SERVICE AIR GROUP, INC.

Date:	Aug 21, 2006	/s/ Mohammad Sultan
Mohammad Sultan
CFO and Director