Form 10QSB/A
period 2004-09-30
SERVICE AIR GROUP INC
filed 2006-09-15
CIK 1111286

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 ---------------------------------------------

                                  FORM 10-QSB/A1

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
--------------------------------------------------------------- --------------------- ----------------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock (Note 3)
       Preferred stock, $0.0001 par value, 20,000,000 shares
         Issued and outstanding are none                                          -                      -
       Common stock, $0.0001 par value, 100,000,000 shares
         Issued and outstanding are 5,250,000 and
         5,250,000 shares of common stock, respectively                         525                    525
   Additional paid in capital                                                   425                    425
   Deficit accumulated during development stage                              (5,150)                (4,400)
--------------------------------------------------------------- --------------------- ----------------------

                                                                             (4,200)                (3,450)
--------------------------------------------------------------- --------------------- ----------------------

                                                                           $     -               $       -
=============================================================== ===================== ======================





              The accompanying notes are an integral part of these
                          interim financial statements




                            SERVICE AIR GBROUP, INC.

                        INTERIM STATEMENTS OF OPERATIONS
                                   (unaudited)



                                              Nine Months Ended             Three Months Ended         March 31, 2000
                                                September 30,                   September 30,          (inception) to
                                            2004           2003            2004           2003       September 30, 2004
--------------------------------------- -------------- -------------- --------------- -------------- -----------------

GENERAL AND ADMINISTRATIVE EXPENSES

   Office and general                    $       750     $    1,150     $       250     $      450         $   5,150
--------------------------------------- -------------- -------------- --------------- -------------- -----------------

NET LOSS FOR THE PERIOD                  $      (750)    $   (1,150)    $      (250)    $     (450)        $  (5,150)
======================================= ============== ============== =============== ============== =================




BASIC NET LOSS PER SHARE                 $     (0.00)    $    (0.00)
======================================= ============== ==============


WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING               5,250,000      5,250,000
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



                             SERVICE AIR GROUP, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

         FOR THE PERIOD FROM MARCH 31, 2000 (INCEPTION) TO JUNE 30, 2004
                                   (unaudited)



                                                                                               Deficit
                                                          Common Stock                      Accumulated     Stockholders'
                                                      --------------------    Additional       During          Equity
                                                       Number of               Paid in      Development       (Capital
                                                       shares       Amount     Capital         Stage         Deficiency)
---------------------------------------------------------------- ------------ ------------- --------------- ----------------

Common stock issued for cash at $0.0001 per share    5,000,000       $  500    $        -       $      -        $     500

Common stock issued for cash at $0.001 per share       250,000           25           225              -              250

Net loss for the period March 31, 2000
     (inception) to December 31, 2000                        -            -             -           (837)            (837)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2000                           5,250,000          525           225           (837)             (87)

Capital contributed by shareholders                          -            -           124              -              124

Net loss for the year                                        -            -             -           (926)            (926)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2001                           5,250,000          525           349         (1,763)            (889)

Capital contributed by shareholders                          -            -            76              -               76

Net loss for the year                                        -            -             -         (1,112)          (1,112)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2002                           5,250,000          525           425         (2,875)          (1,925)

Net loss for the year                                        -            -             -         (1,525)          (1,525)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2003                           5,250,000          525           425         (4,400)          (3,450)

Net loss for the period                                                                             (750)            (750)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, September 30, 2004                          5,250,000       $  525    $      425       $ (5,150)       $  (4,200)
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

The Company is in the initial development stage and has incurred losses since inception totaling $5,150. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. The ability of the Company to continue as a going concern is dependent on raising capital to acquire a business venture and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

The Company has 5,250,000 common shares issued and outstanding.

                             SERVICE AIR GROUP, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2004

================================================================================
During the year ended December 31, 2002 the shareholders contributed an additional $76 in capital (2001 - $124).

The Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 - INCOME TAXES
--------------------------------------------------------------------------------

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

Results of Operation
--------------------

The Company did not have material operating income from inception (March 31, 2000) through September 30, 2004, the registrant recognized a net loss of $5,150 all made up of general and administrative expenses.

The expenses for the nine months ended September 30, 2004 were $750 as compared to $1,150 of general and administrative expenses for the nine months ended September 30, 2003. The expenses for the quarter ended September 30, 2004 were $250, as compared to $450 for the quarter ended September 30, 2003.

Liquidity and Capital Resources
-------------------------------

At September 30, 2004 the registrant held $0.00 in assets and the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.


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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

The Company by resolution of the Board of Directors dated September 8, 2004, evidenced under Exhibit-10.12 of this filing, entered into an agreement with Service Air Group Inc. (BC, Canada "SAGCA") for the purpose of exchange of Stock for assets of SAGCA, as filed on November 08, 2004 under an 8-K filing with the SEC. Based upon the judgment of the Board of Directors and/or market conditions the Company undertook to unwind said agreement as evidenced by a subsequent resolution of the Board of Directors dated October 1, 2005, as filed on April 17, 2006 under our annual report 10-KSB filing with the SEC. Accordingly, said agreement was terminated.

Item 6. Exhibits and Reports of Form 8-K.

(a)  Exhibits

     33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

     33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

     10.12 Board of Directors Resolution

(b) Reports of Form 8-K

     A Form 8-K filing was made on November 8, 2004 during the quarter ended September 30, 2004.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SERVICE AIR GROUP, INC.



Date:   September 15, 2006               /s/ Mohammad Sultan
                                         --------------------------------
                                             Mohammad Sultan
                                             President and Director