Form 10QSB/A
period 2005-03-31
SERVICE AIR GROUP INC
filed 2006-09-15
CIK 1111286

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________

FORM 10-QSB/A1

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

SERVICE AIR GROUP, INC.

(a development stage company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2005

BALANCE SHEET	F-1

INTERIM STATEMENTS OF OPERATIONS	F-2

STATEMENT OF STOCKHOLDERS’ EQUITY	F-3

INTERIM STATEMENTS OF CASH FLOWS	F-4

NOTES TO INTERIM FINANCIAL STATEMENTS	F-5

SERVICE AIR GROUP, INC.

BALANCE SHEET

As of March 31, 2005 and December 31, 2004

ASSETS

CURRENT ASSETS	March 31, 2005		December 31, 2004
Cash	$	- -	$--

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$11,406	$11,006

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 3)
Preferred stock, $0.0001 par value,
20,000,000 shares
Issued and outstanding are none		--	--
Common stock, $0.0001 par value,
100,000,000 shares
Issued and outstanding are 5,250,000 and
5,250,000 shares of common stock,
respectively		525	525
Additional paid in capital		425	425
Deficit accumulated during development
stage		(12,356)	(11,956)

		(11,406)	(11,006)

		$--	$--

The accompanying notes are an integral part of these financial statements.

SERVICE AIR GROUP, INC.

(a development stage company)

STATEMENT OF OPERATIONS

For the three months ended March 31, 2005 and 2004, and

from inception (March 31, 2000) through March 31, 2005

	Three Months Ended	Three Months Ended	From Inception
	Mar. 31, 2005	Mar. 31, 2004	To Mar. 31, 2005

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	$400	$250	$12,356

NET LOSS FOR THE PERIOD	$(400)	$(250)	$(12,356)

BASIS NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	5,250,000	5,250,000

The accompanying notes are an integral part of these financial statements.

SERVICE AIR GROUP, INC.

(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 31, 2000 (INCEPTION) TO MARCH 31, 2005

	Common Stock
	Number of shares	Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage	Stockholders’ Equity (Capital Deficiency)

Common stock issued for cash at $0.0001 per share	5,000,000	$500	$-	$-	$500

Common stock issued for cash at $0.001 per share	250,000	25	225	-	250

Net loss for the period March 31, 2000
(inception) to December 31, 2000	-	-	-	(837)	(837)

Balance, December 31, 2000	5,250,000	525	225	(837)	(87)

Capital contributed by shareholders	-	-	124	-	124

Net loss for the year	-	-	-	(926)	(926)

Balance, December 31, 2001	5,250,000	525	349	(1,763)	(889)

Capital contributed by shareholders	-	-	76	-	76

Net loss for the year	-	-	-	(1,112)	(1,112)

Balance, December 31, 2002	5,250,000	525	425	(2,875)	(1,925)

Net loss for the year	-	-	-	(1,525)	(1,525)

Balance, December 31, 2003	5,250,000	525	425	(4,400)	(3,450)

Net loss for the year				(7,556)	(7,556)

Balance, December31, 2004	5,250,000	525	425	(11,956)	(11,006)

Net loss for the period (400)				(400)	(400)

Balance, March 31, 2005	5,250,000	$525	$425	$(12,356)	$(12,356)

The accompanying notes are an integral part of these financial statements.

SERVICE AIR GROUP, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2005 and 2004, and

from inception (March 31, 2000) through March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES	Mar. 31, 2005	Mar. 31, 2004	March 31, 2000 (inception) to March 31, 2005

Net loss for the period	$(400)	$(250)	$(12,356)
Adjusted for items not involving cash:
accounts payable	400	250	11,406

NET CASH USED IN OPERATING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Bank overdraft	-	-	-
Proceeds on sale of common stock	-	-	750
Shareholder capital contributions	-	-	200

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	-	950

INCREASE (DECREASE IN CASH)	-	-	-

CASH BEGINNING OF PERIOD	-	-	-

CASH END OF PERIOD	$-	$-	$-

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

Going concern:

The Company is in the initial development stage and has incurred losses since inception totaling $12,356. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. The ability of the Company to continue as a going concern is dependent on raising capital to acquire a business venture and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions:

Preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 (“FIN44”), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

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

Results of Operation

The Company did not have material operating income from inception (March 31,2000) through March 31, 2005, the registrant recognized a net loss of $12,356 which was made up of general and administrative expenses from inception.

The expenses for the three months ended March 31, 2005 were $400 as compared to $450 of general and administrative expenses for the three months ended March 31, 2003.

Liquidity and Capital Resources

At March 31, 2005 the registrant held $0 in assets. The Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses or to enter into a merger or acquisition. There are no guarantees that the Company will be successful in the industry of its choice.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

The Company by resolution of the Board of Directors dated September 8, 2004, (evidence filed under 10-qsb for the period ended, September 30, 2004) entered into an agreement with Service Air Group Inc. (BC, Canada “SAGCA”) for the purpose of exchange of Stock for assets of SAGCA, as filed on November 08, 2004 under an 8-K filing with the SEC. Based upon the judgment of the Board of Directors and/or market conditions the Company undertook to unwind said agreement as evidenced by a subsequent resolution of the Board of Directors dated October 1, 2005, as filed on April 17, 2006 under annual report 10-KSB filing with the SEC. Accordingly, said agreement was terminated.

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
Mohammad Sultan
CEO, CFO and Director