Form 10QSB/A
period 2005-06-30
SERVICE AIR GROUP INC
filed 2006-09-15
CIK 1111286

U.S.    SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
                             20549

                        --------------------------------

                                 FORM 10-QSB/A1

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days. Yes|X| No
|_|

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

     Item 3. Defaults Upon Senior Securities

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the 3rd quarter ending September 30, 2005. The financial statements are presented on the accrual basis.

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

INTERIM STATEMENTS OF CASH FLOWS                           F-4

NOTES TO INTERIM FINANCIAL STATEMENTS                      F-5



                             SERVICE AIR GROUP, INC.

                                 BALANCE SHEETS
                    As of June 30, 2005 and December 31, 2004



                                                                       June 30, 2005      December 31, 2004
--------------------------------------------------------------- --------------------- ----------------------

                                     ASSETS
CURRENT ASSETS

   Cash                                                              $       -            $           -
--------------------------------------------------------------- --------------------- ----------------------

                                                                     $       -            $           -
=============================================================== ===================== ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                          $  14,114            $      11,006
--------------------------------------------------------------- --------------------- ----------------------
     Total Liabilities                                                  14,114                   11,006
--------------------------------------------------------------- --------------------- ----------------------

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock (Note 3)
       Preferred stock, $0.0001 par value, 20,000,000 shares
         Issued and outstanding are none                                     -                        -
       Common stock, $0.0001 par value, 100,000,000 shares
         Issued and outstanding are  and
          shares of common stock, respectively                             525                      525
   Additional paid in capital                                              425                      425
   Deficit accumulated during development stage                        (15,064)                 (11,956)
--------------------------------------------------------------- --------------------- ----------------------

                                                                        14,114                   11,006
--------------------------------------------------------------- --------------------- ----------------------

                                                                     $       -            $           -
=============================================================== ===================== ======================


    The accompanying notes are an integral part of these financial statements



                            SERVICE AIR GBROUP, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                For the six months ended June 30, 2005 and 2004,
            And from inception (March 31, 2000) through June 30, 2005





                                              Six Months Ended        From Inception
                                                   June 30,             To June 30,
                                              2005           2004          2005
--------------------------------------- -------------- -------------- ---------------


GENERAL AND ADMINISTRATIVE EXPENSES


   Office and general                   $     3,108     $      500     $  15,064
--------------------------------------- -------------- -------------- ---------------

NET LOSS FOR THE PERIOD                     $(3,108)    $     (500)    $ (15,064)
======================================= ============== ============== ===============




BASIC NET LOSS PER SHARE                $     (0.00)    $    (0.00)
======================================= ============== ==============


WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING              5,250,000      5,250,000
======================================= ============== ==============





    The accompanying notes are an integral part of these financial statements



                            SERVICE AIR GBROUP, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
               For the three months ended June 30, 2005 and 2004,
            And from inception (March 31, 2000) through June 30, 2005





                                              Three Months Ended
                                                   June 30,
                                              2005           2004
--------------------------------------- -------------- --------------


GENERAL AND ADMINISTRATIVE EXPENSES


   Office and general                       $ 2,708     $      250
--------------------------------------- -------------- --------------

NET LOSS FOR THE PERIOD                     $(2,708)    $     (250)
======================================= ============== ==============




                             SERVICE AIR GROUP, INC.
                          (a development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

         FOR THE PERIOD FROM MARCH 31, 2000 (INCEPTION) TO JUNE 30, 2005



                                                                                               Deficit
                                                          Common Stock                      Accumulated    Stockholders'
                                                      --------------------    Additional       During          Equity
                                                       Number of               Paid in       Development       (Capital
                                                       shares       Amount     Capital          Stage         Deficiency)
---------------------------------------------------------------- ------------ ------------- --------------- ----------------
Common stock issued for cash at $0.0001 per share    5,000,000       $  500    $        -      $       -        $     500

Common stock issued for cash at $0.001 per share       250,000           25           225              -              250

Net loss for the period March 31, 2000
     (inception) to December 31, 2000                        -            -             -           (837)            (837)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2000                           5,250,000          525           225           (837)             (87)

Capital contributed by shareholders                          -            -           124              -              124

Net loss for the year                                        -            -             -           (926)            (926)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2001                           5,250,000          525           349         (1,763)            (889)

Capital contributed by shareholders                          -            -            76              -               76

Net loss for the year                                        -            -             -         (1,112)          (1,112)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2002                           5,250,000          525           425         (2,875)          (1,925)

Net loss for the year                                        -            -             -         (1,525)          (1,525)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2003                           5,250,000          525           425         (4,400)          (3,450)

Net loss for the year                                                                             (7,556)          (7,556)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December  31, 2004                          5,250,000          525           425        (11,956)         (11,006)

Net loss for the period                                                                           (3,108)          (3,108)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------


Balance, June 30, 2005                               5,250,000       $  525    $      425      $ (15,064)       $  14,114
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




                                                                                                March 31, 2000
                                                    Six Months Ended     Six Months Ended       (inception) to
                                                     June 30, 2005         June 30, 2004         June 30, 2005
------------------------------------------------- -------------------- --------------------   ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES


  Net loss for the period                                 $   (3,108)       $     (500)           $        (15,064)

     - accounts payable                                        3,108                500                     14,114
------------------------------------------------- -------------------- --------------------   ---------------------

NET CASH USED IN OPERATING ACTIVITIES                            -                      -                        -
------------------------------------------------- -------------------- --------------------   ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from shareholders                                  -                    -                        -
  Proceeds on sale of common stock                                 -                    -                      750
  Shareholder capital contributions                                -                    -                      200
------------------------------------------------- -------------------- --------------------   ---------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                           -                    -                      950
------------------------------------------------- -------------------- --------------------   ---------------------

INCREASE (DECREASE) IN CASH                                        -                    -                        -

CASH, BEGINNING OF PERIOD                                          -                    -                        -
------------------------------------------------- -------------------- --------------------   ---------------------

CASH, END OF PERIOD                                       $        -        $           -         $              -
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

Results of Operation
--------------------

The Company did not have material operating income from inception (March 31, 2000) through June 30, 2005 the registrant recognized a net loss of $15,064 which was made up of general and administrative expenses from inception.

The expenses for the six months ended June 30, 2005 were $2,708 as compared to $500 for the quarter ended June 30, 2004. The increase in expenses are due to the Company nearing its proposed operations.

Liquidity and Capital Resources
-------------------------------

At June 30, 2005 the registrant held $0 in assets. The Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses until becomes operational or realizes profits. There are no guarantees that the Company will be successful in the industry of its choice.


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


                                    SERVICE AIR GROUP, INC.

Date:   September 15, 2006          /s/ Mohammad Sultan
                                    -------------------------
                                        Mohammad Sultan
                                        CEO, CFO and Director