Form 10QSB/A
period 2005-09-30
SERVICE AIR GROUP INC
filed 2006-09-15
CIK 1111286

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

     Item 3. Defaults Upon Senior Securities

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year-end December 31, 2005. The financial statements are presented on the accrual basis.

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

INTERIM STATEMENTS OF CASH FLOWS                           F-4

NOTES TO INTERIM FINANCIAL STATEMENTS                      F-5


                             SERVICE AIR GROUP, INC.

                                 BALANCE SHEETS
                  As of September 30, 2005 and December 31, 2004


                                                                   September 30, 2005      December 31, 2004
--------------------------------------------------------------- --------------------- ----------------------


                                     ASSETS
CURRENT ASSETS
   Cash                                                                    $      -               $       -

=============================================================== ===================== ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                $ 20,305               $  11,006
--------------------------------------------------------------- --------------------- ----------------------

     Total Liabilities                                                       20,305                  11,006
--------------------------------------------------------------- --------------------- ----------------------


STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock (Note 3)
       Preferred stock, $0.0001 par value, 20,000,000 shares
         Issued and outstanding are none                                          -                       -
       Common stock, $0.0001 par value, 100,000,000 shares
         Issued and outstanding are 5,250,000 and
         5,250,000 shares of common stock, respectively                         525                     525
   Additional paid in capital                                                   425                     425
   Deficit accumulated during development stage                             (21,255)                (11,956)
--------------------------------------------------------------- --------------------- ----------------------

                                                                             20,305                  11,006
--------------------------------------------------------------- --------------------- ----------------------

                                                                           $      -               $       -
=============================================================== ===================== ======================

    The accompanying notes are an integral part of these financial statements


                             SERVICE AIR GBROUP, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
               For the nine months ended September 30, 2005 and 2004, And from inception (March 31, 2000) through September 30, 2005


                                               Nine Months Ended       From Inception
                                                  September 30,         September 30,
                                              2005           2004            2005
--------------------------------------- -------------- -------------- ---------------


GENERAL AND ADMINISTRATIVE EXPENSES

   Office and general                      $   9,299     $      750     $  21,655
--------------------------------------- -------------- -------------- ---------------

NET LOSS FOR THE PERIOD                    $  (9,299)    $     (750)    $ (21,655)
======================================= ============== ============== ===============




BASIC NET LOSS PER SHARE                   $   (0.00)    $    (0.00)
======================================= ============== ==============


WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING               5,250,000      5,250,000
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


                                              Three Months Ended
                                                 September 30,
                                              2005           2004
--------------------------------------- -------------- --------------


GENERAL AND ADMINISTRATIVE EXPENSES

   Office and general                       $ 6,191     $      250
--------------------------------------- -------------- --------------

NET LOSS FOR THE PERIOD                     $(6,191)    $     (250)
======================================= ============== ==============



                             SERVICE AIR GROUP, INC.
                          (a development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

      FOR THE PERIOD FROM MARCH 31, 2000 (INCEPTION) TO September 30, 2005

                                                                                               Deficit
                                                          Common Stock                      Accumulated     Stockholders'
                                                      --------------------    Additional       During          Equity
                                                       Number of               Paid in      Development       (Capital
                                                       shares       Amount     Capital         Stage         Deficiency)
---------------------------------------------------------------- ------------ ------------- --------------- ----------------

Common stock issued for cash at $0.0001 per share    5,000,000       $  500    $        -       $      -        $     500

Common stock issued for cash at $0.001 per share       250,000           25           225              -              250

Net loss for the period March 31, 2000
     (inception) to December 31, 2000                        -            -             -           (837)            (837)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2000                           5,250,000          525           225           (837)             (87)

Capital contributed by shareholders                          -            -           124              -              124

Net loss for the year                                        -            -             -           (926)            (926)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2001                           5,250,000          525           349         (1,763)            (889)

Capital contributed by shareholders                          -            -            76              -               76

Net loss for the year                                        -            -             -         (1,112)          (1,112)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2002                           5,250,000          525           425         (2,875)          (1,925)

Net loss for the year                                        -            -             -         (1,525)          (1,525)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2003                           5,250,000          525           425         (4,400)          (3,450)

Net loss for the year                                                                            (7,556)           (7,556)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December  31, 2004                          5,250,000          525           425        (11,956)       $ (11,006)

Net loss for the period                                                                           (9,299)          (9,299)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, September 30, 2005                          5,250,000       $  525    $      425       $(21,255)       $  20,305
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


                                                                                                March 31, 2000
                                                    Nine Months Ended    Nine Months Ended       (inception) to
                                                   September 30, 2005   September 30, 2004    September 30, 2005
------------------------------------------------- -------------------- -------------------- ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss for the period                                 $    (9,299)         $      (750)           $  (21,255)
  Adjusted for item not involving cash:
    - accounts payable                                          9,299                  750                21,255
------------------------------------------------- -------------------- -------------------- ---------------------

NET CASH USED IN OPERATING ACTIVITIES                               -                    -                     -
------------------------------------------------- -------------------- -------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from shareholders                                   -                    -                     -
  Proceeds on sale of common stock                                  -                    -                   525
  Shareholder capital contributions                                 -                    -                   425
------------------------------------------------- -------------------- -------------------- ---------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                            -                    -                   950
------------------------------------------------- -------------------- -------------------- ---------------------

INCREASE (DECREASE) IN CASH                                         -                    -                     -

CASH, BEGINNING OF PERIOD                                           -                    -                     -
------------------------------------------------- -------------------- -------------------- ---------------------

CASH, END OF PERIOD                                       $         -          $         -            $        -
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

Results of Operation
--------------------

The Company did not have material operating income from inception (March 31, 2000) through September 30, 2005 the registrant recognized a net loss of $20,305 which was made up of general and administrative expenses from inception.

The expenses for the nine months ended September 30, 2005 were $9,699 as compared to $750 of general and administrative expenses for the nine months ended September 30, 2004. The expenses for the quarter ended September 30, 2005 were $6,591, as compared to $250 for the quarter ended September 30, 2004. The increase in expenses are due to the Company nearing its operations.


Liquidity and Capital Resources
-------------------------------

At September 30, 2005 the registrant held $0 in assets. The Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses to enter into its planned industry. There are no guarantees that the Company will be successful in the industry of its choice.

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


                                  SERVICE AIR GROUP, INC.

Date:   September 15, 2006         /s/ Mohammad Sultan
                                 ---------------
                                     Mohammad Sultan
                                     CEO, CFO and Director