Form 10QSB/A
period 2006-06-30
SERVICE AIR GROUP INC
filed 2006-11-30
CIK 1111286

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

AMENDMENT NO. 1 TO FORM 10-QSB
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

12692-97Th Ave. Surrey, B.C. Canada V3V 2E9
(Address of Principal Executive Offices)

(604) 722-2147
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
Yes|_| No |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2006: 5,397,800 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

SERVICE AIR GROUP, INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

Stated in US Dollars

Prepared by Management

Service Air Group, Inc. (Development Stage Company)	Statement 1
Interim Balance Sheet
Prepared by management
US Funds

ASSETS	June 2006	Dec, 2005
Current
Interest Receivable	$490	0
	490	0
Long - Term
Property and Equipment ( Note 4 )	$836	$984
Investments ( Note 7 )	147,800	0
	149,126	984

LIABILITIES
Current
Accounts Payable and Liabilities	$13,913	$0
	13,913	0

Long- Term
Due to SAG Canada	0	10,638
Due to Shareholder ( Note 6 )	41,068	15,250
	54,981	25,888

Stockholders’ Deficit ( Note 5 )
Preferred stock, $0.0001 par value, 20,000,000 shares
Issued and Outstanding are none
Common stock, $0.0001 par value, 100,000,000 shares
Issued and outstanding are 5,397,800 and
5,397,800 shares of common stock, respectively	540	525
Additional paid in capital	148,210	425
Deficit ( Statement 2)	(54,604)	(25,854)
	94,146	(24,904)

	$149,126	$984

ON BEHALF OF THE BOARD:

                                                                       , Director

                                                                       , Director

The accompanying notes are an integral part of these financial statements.

Service Air Group, Inc. (Development Stage Company)	Statement 2
Interim Statement of Loss
For the Six Months Ended June 30,
Prepared by management
US Funds

	2006	2005	From Inception
Interest Revenue	$490		$490
Expenditures
Automotive	$10,467	$-	$15,284
Depreciation	148	-	322
Filing and listing fees	2,110	400	6,773
Legal and professional	16,516	-	32,716
	29,241	400	55,094
Net Loss for the period	$(28,750)	$(400)	$(54,604)
Net Loss per share - basic and diluted	(0.01)	(0.00)	(0.01)
Weighted average number of shares outstanding	5,323,900	5,250,000	5,323,900

Interim Statement of Deficit
For the Six Months Ended June 30,
Prepared by management
US Funds

	2006	2005	From Inception
Deficit - Beginning of Period	$(25,854)	$(25,454)	$-
Net loss	(28,750)	(400)	(54,604)
Deficit - End of Period	$(54,604)	$(25,854)	$(54,604)

The accompanying notes are an integral part of these financial statements.

Service Air Group, Inc. (Development Stage Company)	Statement 3
Interim Statement of Stockholders’ Deficiency
Prepared by management
US Funds

	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Total
Inception, March 30, 2000	-	$-	$-	$-	$-
Stock issued for cash at $0.0001 per share	5,000,000	500	-	-	500
Stock issued for cash at $0.001 per share	250,000	25	225	-	250
Development stage net loss	-	-	-	(837)	(837)
Balance December 31, 2000	5,250,000	$525	$225	$(837)	$(87)
Capital contributed by shareholders	-	$-	$124	$-	$124
Development stage net loss	-	-	-	(926)	(926)
Balance December 31, 2001	5,250,000	$525	$349	$(1,763)	$(889)
Capital contributed by shareholders	-	$-	$76	$-	$76
Development stage net loss	-	-	-	(1,112)	(1,112)
Balance December 31, 2002	5,250,000	$525	$425	$(2,875)	$(1,925)
Development stage net loss	-	-	-	(1,525)	(1,525)
Balance December 31, 2003	5,250,000	$525	$425	$(4,400)	$(3,450)
Development stage net loss	-	-	-	(7,556)	(7,556)
Balance December 31, 2004	5,250,000	$525	$425	$(11,956)	$(11,006)
Development stage net loss	-	-	-	(13,898)	(13,898)
Balance December 31, 2005	5,250,000	$525	$425	$(25,854)	$(24,904)
Stock issued for cash at $ 1.00 Per share	147,800	15	147,785		147,800
Development stage net loss				(28,750)	(28,750)
Balance June 30, 2006	5,397,800	$540	$148,210	$(54,604)	$94,146

The accompanying notes are an integral part of these financial statements.

Service Air Group, Inc. (Development Stage Company)	Statement 4
Interim Statement of Cash Flows
For the Six Months Ended June 30, 2006
Prepared by management
US Funds

	2006	2005	Inception to 2005
Cash flows from operating activities
Net loss for the period	$(28,750)	$(400)	$(25,855)
Depreciation and Amortization	148		-
Changes in working capital	13,423	-	3,451
	(15,180)	(400)	(22,404)

Cash flows from financing activities
Proceeds from sale of Common stock	$-	$-	$750
Shareholder capital contribution	-	-	200
Advances from related party	15,180	400	22,438

Cash flows from investing activities
Purchase of Equipment			(984)
Investments	-	-	-
Increase (Decrease) in Cash	-	-	-
Cash position - Beginning of period	-	-	-
Cash position - End of Period	$-	$-	$-

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

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business for the foreseeable future. As at June 30, 2006, , the Company has a loss from operations of $28,750, an accumulated deficit of $54,604 and a working capital deficiency of $13,423. The Company intends to fund operations through equity financing agreements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

3.        Financial Instruments

The carrying values of the Company’s financial instruments consisting of investments, due to shareholders are amounts materially approximate their respective fair values at each balance sheet date due to the immediate or short-term maturity of these instruments.

Service Air Group, Inc. (Development Stage Company)
Notes to Interim Financial Statements
For the Six Months Ended June 30, 2006
Prepared by management
US Funds

4.     Equipment

	June 30, 2006			December 31, 2005
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Computer Equipment	$1,158	$322	$836	$1,158	$174	$984

5.      Capital Stock

a) The Company's capitalization is 100,000,000 shares of common stock with a par value of $0.0001 per share and 20,000,000 shares of preferred stock with a par value of $0.0001 per share.

b) The Company has 5,397,800 common shares issued and outstanding.

c) The Company has not granted any stock options and has not recorded any stock-based compensation.

6.       Related Party Transactions

As of June 30, 2006 , the Company had an amount owing to a shareholder in the amount of $41,068 (Dec 31, 2006 - $25,888). The shareholder has agreed to defer payment indefinitely and there are no interest terms.

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount or consideration established and agreed to by the related parties.

7.        Investments

As of June 30, 2006 , the Company had advanced Service Air Group - Canada an amount of $147,800. The terms and conditions on this loan are interest at the rate of 6% annually, payable quarterly ( interest only ) and full principal repayment in 10 years.

Item 2.   Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

The registrant plans to operate in the lease and finance industry. A comprehensive business plan has been written and would be implemented by the management upon availability of the required funds.

Results of Operation

As at June 30, 2006, the Company has a loss from operations of $28,750, an accumulated deficit of $54,604 and a working capital deficiency of $13,423. The increase in expenses is due to the Company nearing its operations.

Liquidity and Capital Resources

At June 30, 2006 the registrant held $149,126 in assets, property & Equipment and investments. The Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses pending income from its operations.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

On April 1, 2006, Service Air Group, Inc. Canada (“SAGCA”), a Canadian corporation, completed with the Company the reverse acquisition under a Stock Exchange Agreement (“RTO”) dated April 1, 2006 with a closing date set on or before April 15, 2006. Based upon the judgment of the Board of Directors and/or market conditions, the Company undertook to unwind RTO agreement, under a Release and Settlement Agreement filed with the form 10-QSB for the period ended September 30, 2006, accordingly, RTO agreement has been terminated. To date, all funds advanced to SAGCA as an investment have been converted into a loan under a Loan Agreement, filed with the form 10-QSB for the period ended September 30, 2006.

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

SERVICE AIR GROUP, INC.

Date:	November 29, 2006	/s/ Mohammad Sultan
Mohammad Sultan
CEO and Director