Form 10KSB/A
period 2005-12-31
SERVICE AIR GROUP INC
filed 2007-03-30
CIK 1111286

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

New Jersey
(State or other jurisdiction of incorporation or organization)

22-3719171
(IRS Employer Identification Number)

7164-120th Street, Surrey, BC, Canada	V3W 3M8
(Address of principal executive offices)	(Zip Code)

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

We are currently negotiating with an operating Company “Service Air Group Inc. (Canada)” for a possible RTO closing.

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

ITEM 7. FINANCIAL STATEMENTS
Our financial statements for the period ending December 31, 2004 being Restated and together with the report of auditors, are as follows:

SERVICE AIR GROUP, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

Report of Independent Registered Public Accounting Firm

To the Shareholders of Service Air Group Inc.:

We have audited the accompanying balance sheets of Service Air Group Inc. (the “Company”) as at December 31, 2005 2004 and 2003 and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005 and for the period from inception (March 21, 2000) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2005, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 and for the period from inception (March 21, 2000) to December 31, 2005, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered ongoing losses from operations and is dependent upon the future economic success of its development activities, the Company’s ability to continue to secure adequate financing and the Company achieving a positive cash flow and profitable operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Staley, Okada & Partners”

Vancouver, BC	STALEY, OKADA & PARTNERS
April 6, 2006	CHARTERED ACCOUNTANTS

Service Air Group, Inc. (Development Stage Company)	Statement 1
Balance Sheet
As at December 31,
US Funds

ASSETS	2005	2004 (Restated)	2003
Current
Property and equipment (Note 5)	$984	$-	$-
	$984	$-	$-

LIABILITIES
Long-Term
Accounts payable	$-	-	$3,450
Due to SAG Canada (Note 7)	10,638	-	-
Due to Shareholder (Note 7)	15,250	11,006	-
	25,888	11,006	3,450

Stockholders’ Deficit (Note 5)
Common stock, $0.0001 par value, 100,000,000 shares
Preferred stock, $0.0001 par value, 20,000,000 shares
Issued and outstanding
5,250,000 shares of common stock	525	525	525
Additional paid in capital	425	425	425
Deficit	(25,854)	(11,956)	(4,400)
	(24,904)	(11,006)	(3,450)
	$984	$-	$-

ON BEHALF OF THE BOARD:

/s/ Mohammad Sultan , Director

- See Accompanying Notes -

Service Air Group, Inc. (Development Stage Company)	Statement 2
Statement of Operations
For the Years Ended December 31,
US Funds

	2005	2004 (Restated)	2003	Inception to 2005
Expenditures
Automotive	$4,818	$-	$-	$4,818
Amortization	174	-	-	174
Filing and listing fees	4,663	-	-	4,663
Legal and professional	4,243	7,556	1,525	16,200
Loss from operations	13,898	7,556	1,525	25,854
Net Loss for the year	$(13,898)	$(7,556)	$(1,525)	$(25,854)

Loss Per Share:
Basic and diluted	$(0.003)	$(0.001)	$(0.000)

Weihted-average shares outstanding:
Basic and diluted	5,250,000	5,250,000	5,250,000

Statement of Deficit
For the Years Ended December 31,
US Funds

	2005	2004 (Restated)	2003	Inception to 2005
Deficit - Beginning of Year	$(11,956)	$(4,400)	$(2,875)	$-
Net loss	(13,898)	(7,556)	(1,525)	25,854
Deficit - End of Year	$(25,854)	$(11,956)	$(4,400)	$25,854

- See Accompanying Notes -

Service Air Group, Inc. (Development Stage Company)	Statement 3
Statement of Stockholders’ Deficiency
US Funds

Common Stock Shares Amounts	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Total
Inception, March 30, 2000	-	$-	$-	$-	$-
Stock issued for cash at $0.0001 per share	5,000,000	500	-	-	500
Stock issued for cash at $0.001 per share	250,000	25	225	-	250
Development stage net loss	-	-	-	(837)	(837)
Balance December 31, 2000	5,250,000	$525	$225	$(837)	$(87)

Capital contributed by shareholders	-	$-	$124	$-	$124
Development stage net loss	-	-	-	(926)	(926)
Balance December 31, 2001	5,250,000	$525	$349	$(1,763)	$(889)

Capital contributed by shareholders	-	$-	$76	$-	$76
Development stage net loss	-	-	-	(1,112)	(1,112)
Balance December 31, 2002	5,250,000	$525	$425	$(2,875)	$(1,925)

Development stage net loss	-	-	-	(1,525)	(1,525)
Balance December 31, 2003	5,250,000	$525	$425	$(4,400)	$(3,450)

Development stage net loss (Restated)	-	-	-	(7,556)	(7,556)
Balance December 31, 2004 (Restated)	5,250,000	$525	$425	$(11,956)	$(11,006)

Development stage net loss	-	-	-	(13,898)	(13,898)
Balance December 31, 2005	5,250,000	$525	$425	$(25,854)	$(24,904)

- See Accompanying Notes -

Service Air Group, Inc. (Development Stage Company)	Statement 4
Statement of Cash Flows
For the Years Ended December 31,
US Funds

	2005	2004 (Restated)	2003	Inception to 2005
Cash flows from operating activities
Net loss for the year	$(13,897)	$(7,556)	$(1,525)	$(25,854)
Changes in working capital	-	-	1,525	3,451
	(13,897)	(7,556)	-	(22,403)

Cash flows from financing activities
Proceeds from sale of Common stock	$-	$-	$-	$750
Shareholder capital contribution	-	-	-	200
Advances from SAG Canada	10,638	-	-	10,638
Advances from shareholder	4,243	7,556	-	15,250

Cash flows from investing activities
Purchase of equipment	(984)	-	-	(984)
Increase (Decrease) in Cash	-	-	-	-
Cash position - Beginning of year	-	-	-	-
Cash position - End of Year	$-	$-	$-	$-

- See Accompanying Notes -

Service Air Group, Inc. (Development Stage Company)
Notes to Financial Statements
December 31, 2005, 2004 and 2003
US Funds

1.    Restatement

On September 8, 2004, the Company entered into an exchange of stock for assets of Service Air Group Inc. (“SAG Canada”) and issued SAG Canada 4,125,000 shares of its restricted common stock for 100% of the future net income of SAG Canada and all of the assets of SAG Canada.

The Company improperly accounted for this transaction as an asset purchase by the Company instead of as a recapitalization of SAG Canada. As a result, the comparative figures for the year ended December 31, 2004 should have been recorded as if SAG Canada was the ongoing Company and should have been on a consolidated basis.

During 2005, the Company and SAG Canada agreed to terminate the September 8, 2004 agreement and the shares were cancelled. Accordingly, the comparative figures for the year ended December 31, 2004 have been restated to those of Service Air Group, Inc. instead of the consolidated statements of SAG Canada as the recapitalization transaction was terminated.

2.    Organization and Going Concern

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

3.     Significant Accounting Policies

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

Service Air Group, Inc. (Development Stage Company)
Notes to Financial Statements
December 31, 2005, 2004 and 2003
US Funds

3.    Significant Accounting Policies - Continued

g) Environmental

The Company conducts its operations in a manner to protect public health and the environment and believes its operations are materially in compliance with all applicable laws and regulations.

h) Capital Stock

Capital stock issued for non-monetary consideration is recorded at an amount based on fair market value as determined by the board of directors.

i) Stock Based Compensation

Effective from fiscal 2004, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The adoption of this accounting policy did not have any effect on prior periods.

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

4.    Financial Instruments

The carrying values of the Company’s financial instruments consisting of accounts payable, and amounts due to related parties, materially approximate their respective fair values at each balance sheet date due to the immediate or short-term maturity of these instruments

Service Air Group, Inc. (Development Stage Company)
Notes to Financial Statements
December 31, 2005, 2004 and 2003
US Funds

5.	Equipment

	Cost	Accumulated Amortization	2005 Net Book Value	2004 Net Book Value
Computer Equipment	$1,158	$174	$984	$-
	$1,158	$174	$984	$-

6. Capital Stock

a) The Company's capitalization is 100,000,000 shares of common stock with a par value of $0.0001 per share and 20,000,000 shares of preferred stock with a par value of $0.0001 per share.

b) The Company has 5,250,000 common shares issued and outstanding.

c) The Company has not granted any stock options and has not recorded any stock-based compensation.

7. Related Party Transactions

As of December 31, 2005, the Company had the following amounts owing to a director and officer and to a Company controlled by a director of the Company:

	2005	2004	2003
SAG Canada	$10,638	$-	$-
Mohammad Sultan	15,250	11,006	-
	$25,888	$11,006	$-

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount or consideration established and agreed to by the related parties.

8. Income Taxes

The Company has accumulated net operating losses for U.S. federal income tax purposes of approximately $25,000, which may be carried forward and used to reduce taxable income of future years. These losses expire between 2020 and 2025.

	2005	2004	2003
Loss before income taxes for accounting and tax purposes	$(13,897)	$(7,556)	$(1,525)
Tax rate	35%	35%	35%
Expected tax recovery for the year	(4,864)	(2,645)	(534)
Valuation allowance	4,864	2,645	534
Tax recovery for the year	$-	$-	$-

Service Air Group, Inc. (Development Stage Company)
Notes to Financial Statements
December 31, 2005, 2004 and 2003
US Funds

9. Subsequent Events

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

On March 31, 2006, Gately & Associates, LLC (“Gately & Associates”) was dismissed as independent auditor for the Company. On March 31, 2006, the Company engaged Staley, Okada & Partners (“SOP”) as its principal independent accountant. This decision to engage SOP was ratified by the majority approval of the Board of Directors of the Company.

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

-None-

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

III-1

Mr. Mohammad Sultan, President & CEO:
Mr. Sultan has served as President, CEO, and director of the Company since December 18, 2003 to the present, when he personally acquired 95% of SAG’ s issued and outstanding common stock from Service Merchants Corp. Before his involvement in SAG, Mr. Sultan was serving Service Air Group Inc. BC, Canada (“SAGCA”), as CFO from March 2003 to December 2003. During his office held with SAGCA, Mr. Sultan dealt with various companies included but not limited to Boeing Corporation, Bristol Associates, GECAS, Export-Import Bank of the United States, CIBC, TD Bank, EDC, and BDC which enhanced his communication and business development skills. Prior to that Mr. Sultan had also served as a director of Zorox Construction Ltd. (BC, Canada) from October 2001 to March 2003. From January 2004 to present, Mr. Sultan has also been involved in 2 Real Estate Land Development Projects as Principal Owner Developer in the City of Surrey, British Columbia, Canada. Both projects were for the rezoning and subdivision of 3 large land parcels into 15 Single Family Residential lots, combined and upon completion these 2 projects are estimated to worth over $6 Million.

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

The address for Mr. Plotnikoff is 9175 Mainwaring Rd. Sidney, B.C. V8L 1J9
The address for Mr. Sultan is 12692-97Th Ave. Surrey, BC, V3V 2E9

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

EXHIBIT	DESCRIPTION
3.1	Articles of Incorporation (1)

3.2	By-laws (1)

10.1	Action to cancel all agreements with Service Air (Canada). (2)

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(1) Incorporated by reference to our Form 10-SB (SEC File No. 0-30329).
(2) Incorporated by reference to the original Form 10-KSB on filed with the SEC on April 17, 2006

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
        Mohammad Sultan
      CEO, President and Director

Dated: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mohammad Sultan Mohammad Sultan	Chief Executive Officer, President and Director	March 30, 2007

III-4