Form 10KSB
period 2006-12-31
SERVICE AIR GROUP INC
filed 2007-04-16
CIK 1111286

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

----------------------------------

FORM 10-KSB

----------------------------------

Annual Report Under Section 13 or 15(d) of the

SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended
December 31, 2006

Commission File #0-30329

SERVICE AIR GROUP, INC.
(Exact name of registrant as specified in its charter)

New Jersey
(State or other jurisdiction of incorporation or organization)

22-3719171
(IRS Employer Identification Number)

7164-120th Street, Surrey, BC, V3W 3M8
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

Yes [ ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2006: $ 6,405

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of Dec 31, 2006, was: $ 0

Number of shares of the registrant's common stock outstanding as of Dec 31, 2006 is: 5,482,400.

Our Transfer Agent is:
Fidelity Transfer Company, 1800 S. West Temple #301, Salt Lake City, UT 84115, Phone: 801-484-7222, Fax: 801-466-4122, http://www.fidelitytransfer.com

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL
Segway V Corp., was incorporated March 31, 2000, under the laws of the State of New Jersey to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We changed Company’s name to Service Air Group Inc. on January 27, 2004, in lieu of a possible merger with a commercial airline based in Canada, Service Air Group Inc. (“SAGCA”), a private Company, registered under the provincial laws of British Columbia, Canada. On September 8, 2004, we entered into an agreement with SAGCA for the Exchange of Stock for Assets which was cancelled on Oct 1, 2005 by both parties of the agreement for restructuring. On April 1, 2006, we entered again into an agreement with SAGCA for an exchange of Stock for Stock, However, due to the fact that Canadian Government restricts foreign ownership of Canadian Airlines, we could only receive non-voting stock of SAGCA in exchange of our voting stock, turned into an unfair deal for our shareholders, as well as consolidation of the financial statements became an extremely complicated task for the managements of both companies. In light of the aforementioned facts, on November 20, 2006, we decided to unwind all agreements with the airline and on November 29, 2006 we entered into a Release & Settlement Agreement with SAGCA and cancelled the merger with SAGCA, filed on November 30, 2006 under 10-qsb as an exhibit 10.1 for the period ended September 30, 2006. From January 31 to October 31, 2006, we raised equity capital under private placement subscription agreements in the aggregated amount of $232,400, funds were raised privately through the sale of our stock, common shares, at the fixed price of $1.00 per share to prior business associates of SAGCA, all of the investors were from British Columbia, Canada. Since our merger agreement with SAGCA was still active at the time these funds were raised, $227,400 were advanced to SAGCA, however, on November 20, 2006, when merger cancellation was decided, we entered into a loan agreement with SAGCA and converted funds advanced to SAGCA into a loan, term of the loan is 10-Year with 6% interest, payable quarterly and repayment at the end of the term. The Principal Sum and all accrued but unpaid Interest at the rate aforesaid will become due and payable on the 21st day of November, 2016. Loan Agreement with SAGCA was filed on November 30, 2006 under 10-qsb as an exhibit 10.2 for the period ended September 30, 2006. Upon cancellation of the merger with SAGCA, on November 29, 2006, we decided to adopt Equipment Lease & Finance industry.

EMPLOYEES
As of December 31, 2006, we had no full or part-time employees.

ITEM 2. DESCRIPTION OF PROPERTY
Company’s registered offices are located at 7164-120th Street, Surrey, British Columbia, Canada, V3W 3M8. We have not entered into any lease agreement; our cost at the present for the office is a nominal monthly fee of $35. Our telephone number is 604-722-2147. Our Website address is www.pacificleasegroup.com, Company owns this domain name.

ITEM 3. LEGAL PROCEEDINGS

There are no known litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

-None-

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
On December 31, 2006, there were 76 shareholders of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2006.

Plan of Operation

The registrant plans to operate in the lease and finance industry as a Commercial Lessor. A comprehensive business plan has been written and would be implemented by the management upon availability of the required funds.

Results of Operation
We did not have any operating income from inception (March 31, 2000) through December 31, 2006. For the fiscal year ended December 31, 2006, we had a loss from operations of $35,333, as compare to $13,898 for the fiscal year ended December 31, 2005, an accumulated deficit of $61,187, as compare to $25,854 for the for the fiscal year ended December 31, 2005, and a working capital deficiency of $67,710, as compare to $25,888 for the for the fiscal year ended December 31, 2005. Some general and administrative expenses during the fiscal year were accrued comprised of costs mainly associated with legal, accounting, filings and transportation.

Liquidity and Capital Resources
At December 31, 2006, we had closed private placement subscription agreements in the aggregated amount of $232,400, we have no other capital resources and will rely upon the issuance of common stock and loans from our major shareholder and CEO, Mr. Mohammad Sultan, who has been funding our administrative expenses since December 18, 2003, when he acquired 95% of the Company’s issued and outstanding stock at that time. As of December 31, 2006, Mr. Sultan had loaned $50,923 to the Company, see under shareholders loan in the financial statements of this report, this loan is interest-free of which repayment has been deferred indefinitely, there is no agreement with Mr. Sultan and he is not legally obligated to fund the Company, however, Mr. Sultan has indicated to fund Company’s operating expenses, pending income from our intended operations. At December 31, 2006, we held $234,493 in assets, comprising Interest Receivable, Property & Equipment and Note Receivables. We are in the development stage and have incurred losses since inception and have no operating history. We are assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business for the foreseeable future. The successful outcome of future activities cannot be determined at this time, and there has been no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS
Our financial statements, as of December 31, 2006 together with the report of auditors, are as follows:

SERVICE AIR GROUP, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2006

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Service Air Group Inc.

We have audited the accompanying balance sheet of Service Air Group Inc. as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. Financial statements as of December 31, 2005, 2004 and 2003 and the related statements of operations, stockholders’ equity and cash flows for those years ended were audited by another auditing firm and included in Registration statement SB-2 filed with the United States Securities and Exchange Commission. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Service Air Group Inc. as of December 31, 2006 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s net losses and working capital deficits as of December 31, 2006 raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
March 28, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

Service Air Group, Inc. (Development Stage Company)	Statement 1
Balance Sheet
As at December 31,
US Funds

ASSETS	2006	2005
Current
Interest Receivables	$6,405	$-

Long - Term
Property and equipment (Note 4)	$688	$984
Note Receivables (Note 8)	$227,400	-
	$234,493	$984

LIABILITIES
Current
Accounts payable	$11,403	-
Long - Term
Due to SAG Canada (Note 6)	-	10,638
Due to Shareholder (Note 6)	50,923	15,250
	62,330	25,888

Stockholders’ Deficit (Note 4)
Common stock, $0.0001 par value, 100,000,000 shares
Preferred stock, $0.0001 par value, 20,000,000 shares
Issued and outstanding
5,482,400 shares of common stock	548	525
Additional paid in capital	232,802	425
Deficit (Statement 2)	(61,187)	(25,854)
	172,163	(24,904)
	$234,494	$984

ON BEHALF OF THE BOARD:

/s/ Mohammad Sultan , Director

- See Accompanying Notes -

Service Air Group, Inc. (Development Stage Company)	Statement 2
Statement of Operations
For the Years Ended December 31,
US Funds

	2006	2005	Inception to 2006
Interest Revenue	$6,405	-	6,405
Expenditures
Automotive	$17,478	$4,818	$22,296
Depreciation	296	174	470
Filing and listing fees	4,281	4,663	8,944
Legal and professional	19,683	4,243	35,883
Loss from operations	41,738	13,898	67,592
Net Loss for the year	$(35,333)	$(13,898)	$(61,187)
Net Loss per share - basic and diluted	(0.006)	(0.003)	(0.011)
Weighted average number of shares outstanding	5,482,400	5,250,000	5,482,400

Statement of Deficit
For the Years Ended December 31,
US Funds

	2006	2005	Inception to 2006
Deficit - Beginning of Year	$(25,854)	$(11,956)	$-
Net loss	(35,333)	(13,898)	61,187
Deficit - End of Year	$(61,187)	$(25,854)	$61,187

- See Accompanying Notes -

Service Air Group, Inc. (Development Stage Company)	Statement 3
Statement of Stockholders’ Deficiency
US Funds

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Inception, March 30, 2000	-	$-	$-	$-	-
Stock issued for cash at $0.0001 per share	5,000,000	500	-	-	500
Stock issued for cash at $0.001 per share	250,000	25	225	-	250
Development stage net loss	-	-	-	(837)	(837)
Balance December 31, 2000	5,250,000	$525	$225	$(837)	(87)

Capital contributed by shareholders	-	$-	$124	$-	124
Development stage net loss	-	-	-	(926)	(926)
Balance December 31, 2001	5,250,000	$525	$349	$(1,763)	(889)

Capital contributed by shareholders	-	$-	$76	$-	76
Development stage net loss	-	-	-	(1,112)	(1,112)
Balance December 31, 2002	5,250,000	$525	$425	$(2,875)	(1,925)

Development stage net loss	-	-	-	(1,525)	(1,525)
Balance December 31, 2003	5,250,000	$525	$425	$(4,400)	(3,450)

Development stage net loss	-	-	-	(7,556)	(7,556)
Balance December 31, 2004	5,250,000	$525	$425	$(11,956)	(11,006)

Development stage net loss	-	-	-	(13,898)	(13,898)
Balance December 31, 2005	5,250,000	$525	$425	$(25,854)	(24,904)

Stock issued for cash at $ 1.00 Per share	232,400	$23	$232,377		$$232,400
Development stage net loss	-	$-	$-	$(35,333)	(61,187)
Balance December 31, 2006	5,482,400	$548	$232,802	$(61,187)	171,213

- See Accompanying Notes -

Service Air Group, Inc. (Development Stage Company)	Statement 4
Statement of Cash Flows
For the Years Ended December 31,
US Funds

	2006	2005	Inception to 2006
Cash flows from operating activities
Net loss for the year	$(35,333)	$(13,897)	$(61,187)
Depreciation	$296	$174	$470
Changes in working capital	-	-	$3,451
	$(35,038)	$(13,723)	$(57,266)

Cash flows from financing activities
Proceeds from sale of Common stock	$232,400	$-	$233,150
Shareholder capital contribution		-	200
Advances from SAG Canada	$-	$10,638	$10,638
Advances from shareholder	$35,673	$4,243	$50,923

Cash flows from investing activities
Purchase of equipment	$(688)	$(984)	$(1,158)
Loan to SAG Canada	$(227,400)	-	$(227,400)
Increase (Decrease) in Cash	-	-	-
Cash position - Beginning of year	-	-	-
Cash position - End of Year	$-	$-	$-

- See Accompanying Notes -

Service Air Group, Inc. (Development Stage Company)
Notes to Financial Statements
December 31, 2006
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

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business for the foreseeable future. As at December 31, 2006, the Company has a loss from operations of $35,333, an accumulated deficit of $61,187 and a working capital deficiency of $67,710. The Company intends to fund operations through equity financing agreements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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
December 31, 2006
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
December 31, 2006
US Funds

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

Service Air Group, Inc. (Development Stage Company)
Notes to Financial Statements
December 31, 2006
US Funds

4.  Equipment
	Cost	Accumulated Amortization	2006 Net Book Value	2005 Net Book Value
Computer Equipment	$1,158	$470	$688	$984
	$1,158	$470	$688	$984

5.   Capital Stock

a) The Company's capitalization is 100,000,000 shares of common stock with a par value of $0.0001 per share and 20,000,000 shares of preferred stock with a par value of $0.0001 per share.

b) The Company has 5,482,400 common shares issued and outstanding.

c) The Company has not granted any stock options and has not recorded any stock-based compensation.

6.   Related Party Transactions

As of December 31, 2006, the Company had the following amounts owing to a director, officer and shareholder of the Company, the shareholder has agreed to defer payment indefinitely and there are no interest terms. SAG Canada is the former merger party to the Company who has waived amount owing to it when it entered into an agreement with the Company for “Exchange of Stock for Stock” on April 01, 2006 which was terminated on November 29, 2006.

	2006	2005
SAG Canada	$0	$10,638
Mohammad Sultan	$50,923	$15,250
	$50,923	$25,888

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount or consideration established and agreed to by the related parties.

7.   Income Taxes

The Company has accumulated net operating losses for U.S. federal income tax purposes of approximately $35,333, which may be carried forward and used to reduce taxable income of future years. These losses expire between 2020 and 2025.

Service Air Group, Inc. (Development Stage Company)
Notes to Financial Statements
December 31, 2006
US Funds

7. Income Taxes - Continued

	2006	2005
Loss before income taxes for accounting and tax purposes	$(35,333)	$(13,897)
Tax rate	35%	35%
Expected tax recovery for the year	(12,367)	(4,864)
Valuation allowance	12,367	4,864
Tax recovery for the year	$-	$-

8.   Subsequent Events

On September 8, 2004, Company entered into an agreement with Service Air Group Inc. (“SAGCA”), a private commercial airline, registered under the provincial laws of British Columbia, Canada, for the Exchange of Stock for Assets which was cancelled on Oct 1, 2005 by both parties of the agreement for the purpose of restructuring. On April 1, 2006, Company entered again into an agreement with SAGCA for an exchange of Stock for Stock, however, due to the fact that Canadian Government restricts foreign ownership of Canadian Airlines, Company could only receive non-voting stock of SAGCA in exchange of its voting stock, turned the transaction into an unfair deal for Company's shareholders, as well as consolidation of the financial statements turned into an extremely complicated task for the management. In light of the aforementioned facts, on November 20, 2006, Company decided to unwind all agreements with the airline and on November 29, 2006 Company entered into a Release & Settlement Agreement with SAGCA and cancelled the merger which was filed with the SEC on November 30, 2006 under form 10-qsb as an exhibit 10.1 for the period ended September 30, 2006.

On November 29, 2006, Company decided to adopt Lease & Finance industry and completed writing its our own comprehensive business plan. We have been in the development stage since our inception. From January 31, 2006 to October 31, 2006, Company raised equity capital under private placement subscription agreements in the aggregated amount of $232,400, funds were raised privately through the sale of our stock at the fixed price of $1.00 per share to prior business associates of SAGCA, all of the investors were Non-US. Since Company's merger with SAGCA was still active at the time these funds were raised, $227,400 were advanced to SAGCA, however, on November 20, 2006, when merger cancellation was decided, Company entered into a loan agreement with SAGCA and converted funds advanced to SAGCA into a loan, term of the loan is 10-Years with 6% interest, payable quarterly and repayment at the end of the term. Company received a promissory note from SAGCA for the amount of $227,400 issued on November 20, 2006 and has a due date of November 21, 2016. Loan agreement including promissory note was filed with the SEC on November 30, 2006 under form 10-qsb as an exhibit 10.2 for the period ended September 30, 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 19, 2007, Staley, Okada & Partners, Chartered Accountants resigned as our independent accountants. The resignation of Staley, Okada & Partners (“Staley, Okada”) resulted from a transaction entered into by Staley, Okada and PricewaterhouseCoopers LLP, under which certain assets of Staley, Okada were sold to PricewaterhouseCoopers LLP and a number of the professional staff and partners of Staley, Okada joined PricewaterhouseCoopers LLP and will carry on practicing as members of PricewaterhouseCoopers LLP. On February 19, 2006, our Board of Directors has approved a change of accountants to Moore & Associates, CHTD (Chartered Accountants) to be our certifying accountants for the fiscal year ending 2006.

The reports of Moore & Associates, CHTD for the fiscal years ended Dec 31, 2006 did not contain any adverse opinion or disclaimer of opinion. There are no disagreements between us and Moore & Associates, CHTD on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved, would have caused the auditors to include in their report a reference to the subject matter of such disagreement.

ITEM 8A CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our President (Principal Executive Officer) and Chief Financial Officer. Based upon that evaluation, our our President (Principal Executive Officer) and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our President, Chief Executive Officer, Secretary and Treasurer as appropriate, to allow timely decisions regarding required disclosure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 31, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position(s) Held with the Company	Period Served
Mohammad Sultan	37	President, CEO, CFO, Director	December-2003 to Present

BUSINESS EXPERIENCE
Set forth below is the name of our directors and officers, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:

Mr. Mohammad Sultan - President, CEO & Director:
Mr. Sultan has served as President, CEO, and director of the Company since December 18, 2003 to the present, when he personally acquired 95% of SAG’ s issued and outstanding common stock from Service Merchants Corp. Before his involvement in SAG, Mr. Sultan was serving Service Air Group Inc. BC, Canada (“SAGCA”), as CFO from March 2003 to December 2003. During his office held with SAGCA, Mr. Sultan dealt with various companies included but not limited to Boeing Corporation, Bristol Associates, GECAS, Export-Import Bank of the United States, CIBC, TD Bank, EDC, and BDC which enhanced his communication and business development skills. Prior to that Mr. Sultan had also served as a director of Zorox Construction Ltd. (BC, Canada) from October 2001 to March 2003. From January 2004 to present, Mr. Sultan has also been personally involved in 2 Real Estate Land Development Projects as Owner Developer in the City of Surrey, British Columbia, Canada. Both projects are for the rezoning and subdivision of 3 large land parcels into 15 Single Family Residential lots.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years to the best knowledge of the certifying officers.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
We have not filed Form 5 for the year ending December 31, 2006.

ITEM 10. EXECUTIVE COMPENSATION
We did not pay salaries or other compensation to directors or officers in either of our two most recent fiscal years. Our board of directors expects to adopt during fiscal 2007 a modest non-cash compensation plan for executive officers in lieu of salaries or other cash compensation. No funds were set aside or accrued by the Company during fiscal year 2006 or 2005 to provide pension, retirement or similar benefits for directors or executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BEN EFICIAL OWNERS AND MANAGEMENT

We have issued a total of 5,482,400 shares of common stock for a total of $233,150 in cash:

Name	Number of Total Shares	Consideration	% of Shareholdings
Rick Plotnikoff	250,000	$250	4.6%
Mohammad Sultan	5,000,000	$500	91.2%
Minor Shareholders (1)	232,400	$232,400	4.2%
Total:	5,482,400	$233,150	100%

The address for Mr. Plotnikoff is 9175 Mainwaring Rd. Sidney, B.C. V8L 1J9
The address for Mr. Sultan is 12692-97Th Ave. Surrey, BC, Canada V3V 2E9
For the addresses and details of the Minority Shareholders, please see Item 12.2

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

1. Equity Stock for Services

On November 29, 2006, we entered into a consulting agreement with Mr. Karl Dhillon (Mr. Karl Dhillon is related to Mr. Jag Dhillon, President & CEO of “SAGCA”) to serve the Company as an executive officer in the capacity of Chief Financial Officer under a 10-year term starting from December 01, 2006 and ending on November 30, 2016, services were to be rendered for an aggregated number of 960,000, restricted shares of the Company, 8,000 shares per month in compensation, pursuant to the terms and conditions of the respective consulting agreement. On November 29, 2006, we also entered into a consulting agreement with Mr. Mahmood Mawji to serve the Company as an executive officer in the capacity of Vice-President, under a 10-year term starting from December 01, 2006 and ending on November 30, 2016, services were to be rendered for an aggregated number of 960,000, restricted shares of the Company, 8,000 shares per month in compensation, pursuant to the terms and conditions of the respective consulting agreement, with first installment was to be issued on January 01, 2007. As of December 31, 2006, both officers had not rendered any services to the Company and been non-responsive to Company’s requests to provide the contractual services, therefore, Company had no option but to consider the an early termination of the aforementioned consulting agreements, Company has filed an 8-K on April 13, 2007 to report early termination of a Material Definitive Agreement and Departure of Directors or Principal Officers.

2. Equity Stock for Cash:

From January 31 to October 31, 2006, we raised equity capital under private placement subscription agreements in the aggregated amount of $232,400, funds were raised privately through the sale of our stock, common shares, at the fixed price of $1.00 per share to prior business associates of SAGCA, all of the investors were from British Columbia, Canada. Since our merger agreement with SAGCA was still active at the time these funds were raised, $227,400 were advanced to SAGCA, however, on November 20, 2006, when merger cancellation was decided, we entered into a loan agreement with SAGCA and converted funds advanced to SAGCA into a loan, term of the loan is 10-Year with 6% interest, payable quarterly and repayment at the end of the term. The Principal Sum and all accrued but unpaid Interest at the rate aforesaid will become due and payable on the 21st day of November, 2016. Loan Agreement with SAGCA was filed on November 30, 2006 under 10-qsb as an exhibit 10.2 for the period ended September 30, 2006. Following is detailed information on all of our minority shareholders to whom we sold the shares for cash, their respective subscription agreements were filed under Form 8-K Reports:

Shareholder Name	Address	# of Shares Held
Bebi Abadeen	#303-4181 Norfolk St Burnaby B.C. V5G 1E8	5,000
Billy Lo	7322 Goleta Place Burnaby B.C. V5A 1S9	2,000
Dave Evans	4807 47A Ave Delta B.C. V4K1T2	5,000
Michael Whatley	1603-1033 Marinaside Cr Vancouver B.C. V6Z 3A3	1,000
Stanley Van Eyk	10615 238th st Maple Ridge B.C. V2W 1E4	1,000
Selina Van Eyk	10615 238th st Maple Ridge B.C. V2W 1E4	1,000
Kin Wing Cheung	5665 College St Vancouver B.C. V5R 3Z6	5,000
Quang Tu Tran	9920 Bates Rd Richmond B.C. V7A 1E4	3,000
Larry Popil	9842 Waller Court Richmond B.C. V7E5S9	2,000
Minh Tu Tran	9920 Bates Rd Richmond B.C. V7A 1E4	1,000
Nasirdin Mohamed	9542 Dawson Cr Delta B.C. V4C 5H1	2,000
Bashir Hirjee	5751 Minoru Blvd Richmond B.C. V6X 2B1	2,000
Deborah Leroux	#536-202nd Street Langley B.C. V2Z 1V7	5,000
Parmjit Rai	733 East 54th ave Vancouver B.C. V5X 1L8	2,300
Winkie Investments Ltd	4149 Cypress St Vancouver B.C. V6J 3P7	1,000
Ajmal Gundhra	7219 124A street Surrey B.C. V3W 0S9	20,000
Timothy Tucker	11692 Summit Cr. Delta B.C. V4E 2Z5	3,000

Lloyd Ratsoy	2441 139th Street Surrey B.C. V4P 1S2	5,000
Avtar Randhawa	#116-5880 Dover Cr Richmond B.C. V7C 5P5	3,500
Farouk Mohamed	1329 Guildford Town Cenre Surrey B.C. V3R 7B7	3,000
David Martino	9897 Rathburn Dr Burnaby B.C. V3J 7J4	1,200
Chantel Conkin	6775 eustace Rd Sooke B.C. V0S 1N0	2,000
Andrew Horsfall	10612 238th St Maple Ridge B.C. V2W 1E4	1,000
Shelley Horsfall	10612 238th St Maple Ridge B.C. V2W 1E4	1,000
Jolanta Radomski	6093 Sprott St Burnaby B.C. V5G 1T9	10,000
Nicole Marie Anaka	4807 47A Ave Delta B.C. V4K1T2	10,000
Parmjit Bhanwer	10131 Aintree Cr Richmond B.C. V7A 3T9	2,500
Jagjivan Bhanwer	10131 Aintree Cr Richmond B.C. V7A 3T9	1,500
Parminder Shawn Bhanwer	10131 Aintree Cr Richmond B.C. V7A 3T9	1,000
Mohammed Ali	8275 Kudo Drive Mission B.C. V2V 7J5	1,000
Bernard Bramhall	#181-6001 Promontory Rd. Chilliwack B.C. V2R 3E3	1,000
Krista Natasha Vrolyk	46430 Edgemont Pl Chilliwack B.C. V2R 3Y5	1,000
Mark Ronnie Ingalls	45896 Henley Ave Chilliwack B.C. V2P 3J7	1,000
Marie lauretta Christian	45896 Henley Ave Chilliwack B.C. V2P 3J7	5,000
Lyn Christian	7137 Elwood Rd Chilliwack B.C. V2R 1G8	1,000
Geoffrey David Christian	2 Mansfield St Brampton On L6S 2Y2	1,000
Maggie Angela Christian	2 Mansfield St Brampton On L6S 2Y2	1,000
David M Christian	34154 Larch St Abbotsford B.C. V2S 2P5	1,000
Kerry Kristin Lancaster	46426 Chester Dr Chilliwack B.C. V2R 5N4	1,000
Charlene Katrina Merry	10182 Oval Dr Chilliwack B.C. V2P 6S7	1,000
Lesley Dale Illes	31928 Coral Ave Abbotsford B.C. V2T 2K2	1,500
Robert James Grouette	#10-105 Young St N Chilliwack B.C. V2P 8C3	2,000
Marcus William Weston	#113-12711 64th Ave Surrey B.C. V3W 1X1	3,100
Steven Giesbrecht	8422 Hilton Dr Chilliwack B.C. V2P 4Y1	1,000
Jeffrey Robert Giesbrecht	8422 Hilton Dr Chilliwack B.C. V2P 4Y1	1,000
Allen Kenneth Giesbrecht	8422 Hilton Dr Chilliwack B.C. V2P 4Y1	1,000
Linda Darlyne Giesbrecht	8422 Hilton Dr Chilliwack B.C. V2P 4Y1	1,000
Michael Allen Giesbrecht	8422 Hilton Dr Chilliwack B.C. V2P 4Y1	1,000
Fatehali Akberali Dhalla	#105-1545 West 8th ave Vancouver B.C. V6J 1T5	6,000
Vic Bikram Berar	8291 #4 Road Richmond B.C. V6Y 2T7	1,000
Indira Kaur Fisher	1133 west 22nd St North Vancouver B.C. V7P 2E9	1,000
Deenu Haji	2535 west 16th Ave Vancouver B.C. V6K 3B9	1,000
Krishan Singh Berar	7088 Cypress St Vancouver B.C. V6P 5M3	1,000
Raveena Kaur Haji	7088 Cypress St Vancouver B.C. V6P 5M3	1,000
Mahinder Berar	7088 Cypress St Vancouver B.C. V6P 5M3	1,000
Robert D Rorison	#146-6875 121st St Surrey B.C. V3W 1C2	1,200
Anar Popatia	2536 Fuschia Pl Coquitlam B.C.	5,000
David Martin Philips	7540 Waterton Dr. Richmond B.C. V7A 4G4	10,000
Suraksha Devi Bhardwaj	4475 Fraserbank Pl. Richmond B.C. V6V 2L8	10,000
David Martin Philips	7540 Waterton Dr. Richmond B.C. V7A 4G4	7,100
Daljit Badyal	79 Knotty Pine Drive Whitby On L1R 2H3	25,000
Karnail Singh Sangha	7621 Prince Edward St Vancouver B.C. V5X 3R4	1,000
Lakbir S Johal	896 East 53rd Ave Vancouver B.C. V5X 1L8	1,000
Surjinder S Johal	896 East 53rd Ave Vancouver B.C. V5X 1L8	1,000
Jagdip Mann	17430-100 Ave, Surrey, BC, V4N 4L3	5,000
Gurninderjit Grewal	8939 140 A Street Surrey B.C. V3V 7H1	1,000
Tarsem S Guru	7972 Sophia St Vancouver B.C. V5X 3W8	5,500
Dilbag S Mand	625 63rd Ave East Vancouver B.C. V5X 2K3	1,000
Surjinder S Johal	896 East 53rd Ave Vancouver B.C. V5X 1L8	4,000

Shiro K Johal	1055 64th Ave East Vancouver B.C. V5X 2W6	1,000
Madho Singh Mannan	6408 Elgin St Vancouver B.C. V5W 3K3	1,000
Lakbir S Johal	896 East 53rd Ave Vancouver B.C. V5X 1L8	4,000
Devki Nandan	7657 Prince Edward St Vancouver B.C. V5X 3R4	2,000
E.Patricia Connor	8933 112th Street Delta B.C. V4C 4X5	5,000

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

(1) Incorporated by reference to our Form 10-SB (SEC File No. 0-30329).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2006, we were billed $14,605.00 for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2005, and 2006.

Tax Fees

For the Company's fiscal year ended December 31, 2006 and December 31, 2005, we were billed $0.00 and $0.00 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2006.

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

Dated: April 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mohammad Sultan	Chief Executive Officer, President and Director	April 15, 2007
Mohammad Sultan