Form 10QSB
period 2007-03-31
SERVICE AIR GROUP INC
filed 2007-05-15
CIK 1111286

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-QSB
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-31329

SERVICE AIR GROUP, INC.
(Exact name of small business issuer as specified in its charter)

New Jersey	22-3719171
(State or other jurisdiction ofincorporation or organization)	(I.R.S. Employer Identification No.)

7164-120th Street, Surrey, BC, Canada V3W 3M8
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
Yes|_| No |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2007: 5,482,400 shares of common stock.

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

SIGNATURE

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the period ending on June 30, 2007. The financial statements are presented on the accrual basis.

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
 PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Service Air Group Inc.

We have reviewed the accompanying balance sheet of Service Air Group Inc. as of March 31, 2007, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Service Air Group Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The financial statements do not include any adjustments that might result from any uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
May 14, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

SERVICE AIR GROUP, INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2007

Stated in US Dollars

Prepared by Management

Service Air Group, Inc. (Development Stage Company)	Statement 1
Interim Balance Sheet
Prepared by management
US Funds

ASSETS	Mar, 2007	Dec, 2006
Current
Interest Receivable	$9,816	6,405

Long - Term
Property and Equipment ( Note 4 )	$614	$688
Note Receivables ( Note 7 )	227,400	227,400
	237,830	234,493

LIABILITIES
Current
Accounts Payable and Liabilities	$12,216	$11,403

Long- Term
Due to Shareholders ( Note 6 )	57,635	50,923
	69,851	62,330

Stockholders’ Deficit ( Note 5 )
Preferred stock, $0.0001 par value, 20,000,000 shares
Issued and Outstanding are none
Common stock, $0.0001 par value, 100,000,000 shares
Issued and outstanding
5,482,400 shares of common stock	548	548
Additional paid in capital	232,802	232,802
Deficit ( Statement 2)	(65,371)	(61,187)
	167,979	172,163

	$237,830	$234,493

ON BEHALF OF THE BOARD:

/s/Mohammad Sultan                               , Director

                                                            , Director

The accompanying notes are an integral part of these financial statements.

Service Air Group, Inc. (Development Stage Company)	Statement 2
Interim Statement of Loss
For the Three Months Ended March 31,
Prepared by management
US Funds

	2007	2006	From Inception
Interest Revenue	$9,816		$9,816

Expenditures
Automotive	$326	$5,177	$22,622
Depreciation	74	74	544
Filing and listing fees	3,798	471	11,015
Legal and professional	7,879	2,649	39,070
Transfer/Resident Agents	727		727
Office Rent	96		96
Website, Phone & Fax	305		305
Miscellaneous	795		795

	14,000	8,371	81,593
Net Loss for the period	$4,184	$(8,371)	$(71,777)
Net Loss per share - basic and diluted	0.00	(0.00)	(0.01)
Weighted average number of shares outstanding	5,482,400	5,250,000	5,482,400

Interim Statement of Deficit
For the Three Months Ended March 31,
Prepared by management
US Funds

	2007	2006	From Inception
Deficit - Beginning of Period	$(61,187)	$(25,854)	$-
Net loss	4,184	(8,371)	65,371
Deficit - End of Period	$(65,371)	$(34,225)	$65,371

The accompanying notes are an integral part of these financial statements.

Service Air Group, Inc. (Development Stage Company)	Statement 3
Interim Statement of Stockholders’ Deficiency
Prepared by management
US Funds

	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Total
Inception, March 30, 2000	-	$-	$-	$-	$-
Stock issued for cash at $0.0001 per share	5,000,000	500	-	-	500
Stock issued for cash at $0.001 per share	250,000	25	225	-	250
Development stage net loss	-	-	-	(837)	(837)
Balance December 31, 2000	5,250,000	$525	$225	$(837)	$(87)

Capital contributed by shareholders	-	$-	$124	$-	$124
Development stage net loss	-	-	-	(926)	(926)
Balance December 31, 2001	5,250,000	$525	$349	$(1,763)	$(889)

Capital contributed by shareholders	-	$-	$76	$-	$76
Development stage net loss	-	-	-	(1,112)	(1,112)
Balance December 31, 2002	5,250,000	$525	$425	$(2,875)	$(1,925)

Development stage net loss	-	-	-	(1,525)	(1,525)
Balance December 31, 2003	5,250,000	$525	$425	$(4,400)	$(3,450)

Development stage net loss	-	-	-	(7,556)	(7,556)
Balance December 31, 2004	5,250,000	$525	$425	$(11,956)	$(11,006)

Development stage net loss	-	-	-	(13,898)	(13,898)
Balance December 31, 2005	5,250,000	$525	$425	$(25,854)	$(24,904)

Stock issued for cash at $ 1.00 Per share	232,400	$23	$232,377	$-	$$232,400
Development stage net loss	-	$-	$-	$(35,333)	$(61,187)
Balance December 31, 2006	5,482,400	$548	$232,802	$(61,187)	$171,213
Development stage net loss	-	$-	$-	$4,184	$4,184
Balance March 31, 2007	5,482,400	$548	$232,802	$(65,371)	$167,029

The accompanying notes are an integral part of these financial statements.

Service Air Group, Inc. (Development Stage Company)	Statement 4
Interim Statement of Cash Flows
For the Three Months Ended March 31,
Prepared by management
US Funds

	2007	2006	Inception to 2007
Cash flows from operating activities
Net loss for the period	$(4,184)	$(8,371)	$(65,371)
Changes in working capital	-	-	$3,451
	$(4,184)	$(8,371)	$(61,920)

Cash flows from financing activities
Proceeds from sale of Common stock	$-	$-	$233,150
Shareholder capital contribution		-	200
Advances from shareholder	$6,712	$8,371	$57,635

Cash flows from investing activities
Purchase of equipment	$-	$-	$(1,158)
Loan to SAG Canada	$-	-	$(227,400)
Increase (Decrease) in Cash	-	-	-
Cash position - Beginning of year	-	-	-
Cash position - End of Year	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Service Air Group, Inc. (Development Stage Company)
Notes to Interim Financial Statements
For the Three Months Ended March 31, 2007
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

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business for the foreseeable future. As at March 31, 2007, the Company has a loss from operations of $4,184, an accumulated deficit of $65,371 and a working capital deficiency of $167,979. The Company intends to fund operations through equity financing agreements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

2.        Significant Accounting Policies

a)  Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles. Financial statements include all adjustments which in the opinion of the management are necessary in order to make the financial statements not misleading.

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
Notes to Interim Financial Statements
For the Three Months Ended March 31, 2007
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

Service Air Group, Inc. (Development Stage Company)
Notes to Interim Financial Statements
For the Three Months Ended March 31, 2007
Prepared by management
US Funds

4.       Equipment

	March 31, 2007			December 31, 2006
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer Equipment	$1,158	$544	$614	$1,158	$470	$688

5.       Capital Stock

a)  The Company's capitalization is 100,000,000 shares of common stock with a par value of $0.0001 per share and 20,000,000 shares of preferred stock with a par value of $0.0001 per share.

b) The Company has 5,482,400 Common Shares issued and outstanding.

c) The Company has not granted any stock options and has not recorded any stock-based compensation.

6.        Related Party Transactions

As of March 31, 2007, the Company had the following amounts owing to a director, officer and shareholder of the Company, the shareholder has agreed to defer payment indefinitely and there are no interest terms.

	December 31, 2006	March 31, 2007
Mohammad Sultan	$50,923	$57,635
Total:	$50,923	$57,635

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount or consideration established and agreed to by the related parties.

7.       Note Receivables

As of March 31, 2007 Company has a Note receivable issued by its former merger candidate Service Air Group Inc. based in British Columbia, Canada (“SAGCA”), face value of the note is $227,400, term of the note is 10-Years with 6% interest, payable quarterly and repayment at the end of the term. The Principal Sum and all accrued but unpaid Interest at the rate aforesaid will become due and payable on the 21st day of November, 2016. Company has filed loan agreement on November 30, 2006 under 10-qsb as an exhibit 10.2 for the period ended September 30, 2006.

Item 2.    Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2006 and interim period ended March 31, 2007.

Plan of Operation
The registrant plans to operate in the lease and finance industry. A comprehensive business plan has been written and would be implemented by the management upon availability of the required funds.

Results of Operation
We did not have any operating income from inception (March 31, 2000) through December 31, 2006. For the period ended March 31, 2007, we had a loss from operations of $4,184, as compare to $8,371 for the period ended March 31, 2006, an accumulated deficit of $65,371, as compare to $34,225 for the period ended March 31, 2006, and a working capital deficiency of $167,979, as compare to $33,275 for the period ended March 31, 2006. Some general and administrative expenses during the period ended March 31, 2007 were accrued comprised of costs mainly associated with legal, accounting, filings and transportation.

Liquidity and Capital Resources
As of March 31, 2007, we had closed private placement subscription agreements in the aggregated amount of $232,400, we have no other capital resources and will rely upon the issuance of common stock and loans from our major shareholder and CEO, Mr. Mohammad Sultan, who has been funding our administrative expenses since December 18, 2003, when he acquired 95% of the Company’s issued and outstanding stock at that time. As of March 31, 2007, Mr. Sultan had loaned $57,635 to the Company, see under shareholders loan in the financial statements of this report, this loan is interest-free of which repayment has been deferred indefinitely, there is no agreement with Mr. Sultan and he is not legally obligated to fund the Company, however, Mr. Sultan has indicated to fund Company’s operating expenses, pending income from our intended operations. At March 31, 2007, we held $237,830 in assets, comprising Interest Receivable, Property & Equipment and Note Receivables. We are in the development stage and have incurred losses since inception and have no operating history. We are assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business for the foreseeable future. The successful outcome of future activities cannot be determined at this time, and there has been no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Item 3.  Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our President (Principal Executive Officer) and Chief Financial Officer. Based upon that evaluation, our President (Principal Executive Officer) and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

(b)  Changes in internal controls.

For the period ended at March 31, 2007, our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

On November 29, 2006, we entered into a consulting agreement with Mr. Karl Dhillon (Mr. Karl Dhillon is related to Mr. Jag Dhillon, President & CEO of “SAGCA”) to serve the Company as an executive officer in the capacity of Chief Financial Officer under a 10-year term starting from December 01, 2006 and ending on November 30, 2016, services were to be rendered for an aggregated number of 960,000, restricted shares of the Company, 8,000 shares per month in compensation, pursuant to the terms and conditions of the respective consulting agreement. On November 29, 2006, we also entered into a consulting agreement with Mr. Mahmood Mawji to serve the Company as an executive officer in the capacity of Vice-President, under a 10-year term starting from December 01, 2006 and ending on November 30, 2016, services were to be rendered for an aggregated number of 960,000, restricted shares of the Company, 8,000 shares per month in compensation, pursuant to the terms and conditions of the respective consulting agreement, with first installment was to be issued on January 01, 2007. As of March 31, 2007, both officers had not rendered any services to the Company and been non-responsive to Company’s requests to provide the contractual services, therefore, Company had no option but to consider the early termination of the aforementioned consulting agreements, Company has filed an 8-K on April 13, 2007 to report early termination of a Material Definitive Agreement and Departure of Directors or Principal Officers.

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
SERVICE AIR GROUP, INC.

Date:	May 14, 2007	/s/ Mohammad Sultan
Mohammad Sultan
CEO, CFO and Director