Form 10KSB/A
period 2005-12-31
SERVICE AIR GROUP INC
filed 2007-05-17
CIK 1111286

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

----------------------------------
AMENDMENT NO. 2 TO FORM 10-KSB
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2005: $ 0

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

FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

Report of Independent Registered Public Accounting Firm

To the Shareholders of Service Air Group Inc.:

We have audited the accompanying balance sheets of Service Air Group Inc. (the “Company”) as at December 31, 2005 2004 and 2003 and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005 and for the period from inception (March 31, 2000) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2005, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 and for the period from inception (March 31, 2000) to December 31, 2005, in conformity with United States generally accepted accounting principles.

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

As described in Note 1 to the financial statements, the accompanying financial statements of the Company as of December 31, 2004 and for the year ended December 31, 2004 have been restated to give effect to the termination of the recapitalization transaction. We therefore withdraw our previous report dated April 6, 2006 on those financial statements, as originally filed.

“Staley, Okada & Partners”

Vancouver, BC	STALEY, OKADA & PARTNERS
March 30, 2007	CHARTERED ACCOUNTANTS

Service Air Group, Inc. (Development Stage Company)	Statement 1
Balance Sheet
As at December 31,
US Funds

ASSETS	2005	2004 (Restated)	2003
Current
Property and equipment (Note 5)	$984	$-	$-
	$984	$-	$-

LIABILITIES
Long-Term
Accounts payable	$-	-	$3,450
Due to SAG Canada (Note 7)	10,638	-	-
Due to Shareholder (Note 7)	15,250	11,006	-
	25,888	11,006	3,450

Stockholders’ Deficit (Note 5)
Common stock, $0.0001 par value, 100,000,000 shares
Preferred stock, $0.0001 par value, 20,000,000 shares
Issued and outstanding
5,250,000 shares of common stock	525	525	525
Additional paid in capital	425	425	425
Deficit	(25,854)	(11,956)	(4,400)
	(24,904)	(11,006)	(3,450)
	$984	$-	$-

ON BEHALF OF THE BOARD:

/s/ Mohammad Sultan , Director

- See Accompanying Notes -

Service Air Group, Inc. (Development Stage Company)	Statement 2
Statement of Operations
For the Years Ended December 31,
US Funds

	2005	2004 (Restated)	2003	Inception to 2005
Expenditures
Automotive	$4,818	$-	$-	$4,818
Amortization	174	-	-	174
Filing and listing fees	4,663	-	-	4,663
Legal and professional	4,243	7,556	1,525	16,200
Loss from operations	13,898	7,556	1,525	25,854
Net Loss for the year	$(13,898)	$(7,556)	$(1,525)	$(25,854)

Loss Per Share:
Basic and diluted	$(0.003)	$(0.001)	$(0.000)

Weighted-average shares outstanding:
Basic and diluted	5,250,000	5,250,000	5,250,000

Statement of Deficit
For the Years Ended December 31,
US Funds

	2005	2004 (Restated)	2003	Inception to 2005
Deficit - Beginning of Year	$(11,956)	$(4,400)	$(2,875)	$-
Net loss	(13,898)	(7,556)	(1,525)	25,854
Deficit - End of Year	$(25,854)	$(11,956)	$(4,400)	$25,854

- See Accompanying Notes -

Service Air Group, Inc. (Development Stage Company)	Statement 3
Statement of Stockholders’ Deficiency
US Funds

Common Stock Shares Amounts	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Total
Inception, March 30, 2000	-	$-	$-	$-	$-
Stock issued for cash at $0.0001 per share	5,000,000	500	-	-	500
Stock issued for cash at $0.001 per share	250,000	25	225	-	250
Development stage net loss	-	-	-	(837)	(837)
Balance December 31, 2000	5,250,000	$525	$225	$(837)	$(87)

Capital contributed by shareholders	-	$-	$124	$-	$124
Development stage net loss	-	-	-	(926)	(926)
Balance December 31, 2001	5,250,000	$525	$349	$(1,763)	$(889)

Capital contributed by shareholders	-	$-	$76	$-	$76
Development stage net loss	-	-	-	(1,112)	(1,112)
Balance December 31, 2002	5,250,000	$525	$425	$(2,875)	$(1,925)

Development stage net loss	-	-	-	(1,525)	(1,525)
Balance December 31, 2003	5,250,000	$525	$425	$(4,400)	$(3,450)

Development stage net loss (Restated)	-	-	-	(7,556)	(7,556)
Balance December 31, 2004 (Restated)	5,250,000	$525	$425	$(11,956)	$(11,006)

Development stage net loss	-	-	-	(13,898)	(13,898)
Balance December 31, 2005	5,250,000	$525	$425	$(25,854)	$(24,904)

- See Accompanying Notes -

Service Air Group, Inc. (Development Stage Company)	Statement 4
Statement of Cash Flows
For the Years Ended December 31,
US Funds

	2005	2004 (Restated)	2003	Inception to 2005
Cash flows from operating activities
Net loss for the year	$(13,897)	$(7,556)	$(1,525)	$(25,854)
Changes in working capital	-	-	1,525	3,451
	(13,897)	(7,556)	-	(22,403)

Cash flows from financing activities
Proceeds from sale of Common stock	$-	$-	$-	$750
Shareholder capital contribution	-	-	-	200
Advances from SAG Canada	10,638	-	-	10,638
Advances from shareholder	4,243	7,556	-	11,799

Cash flows from investing activities
Purchase of equipment	(984)	-	-	(984)
Increase (Decrease) in Cash	-	-	-	-
Cash position - Beginning of year	-	-	-	-
Cash position - End of Year	$-	$-	$-	$-

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
(2) Incorporated by reference to the original Form 10-KSB filed with the SEC on April 17, 2006

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

Dated: May 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mohammad Sultan	Chief Executive Officer, President and Director	May 16, 2007
Mohammad Sultan

III-4