Form 10QSB/A
period 2004-09-30
SERVICE AIR GROUP INC
filed 2007-05-30
CIK 1111286

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 ---------------------------------------------
                                  FORM 10-QSB/A2

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


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

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
- -----------------------------

BASIS OF PRESENTATION

The accompanying restated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B.
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


                             SERVICE AIR GROUP, INC.

                          INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Resatetd)

RESTATED BALANCE SHEET                                                    F-2

RESTATED INTERIM STATEMENTS OF OPERATIONS                                 F-3

RESTATED STATEMENT OF STOCKHOLDERS' EQUITY                                F-4

RESTATED INTERIM STATEMENTS OF CASH FLOWS                                 F-5

NOTES TO RESTATED INTERIM FINANCIAL STATEMENTS                            F-6


                             SERVICE AIR GROUP, INC.

                                 BALANCE SHEETS

                                                                  September 30, 2004        December 31, 2003
                                                                        (Restated)
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
   Capital stock (Note 4)
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
=============================================================== ===================== ======================

              The accompanying notes are an integral part of these
                          interim financial statements


                            SERVICE AIR GBROUP, INC.

                        INTERIM STATEMENTS OF OPERATIONS
                                   (unaudited)

                                              Nine Months Ended         March 31, 2000
                                                September 30,           (inception) to
                                            2004           2003         September 30, 2004
                                          (Restated)
--------------------------------------- -------------- --------------  -----------------

GENERAL AND ADMINISTRATIVE EXPENSES

   Office and general                    $       750     $    1,150       $   5,150
--------------------------------------- -------------- -------------- ---------------

NET LOSS FOR THE PERIOD                  $      (750)    $   (1,150)      $  (5,150)
======================================= ============== ============== ===============

BASIC NET LOSS PER SHARE                 $     (0.00)    $    (0.00)
======================================= ============== ==============

WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING               5,250,000      5,250,000
======================================= ============== ==============

              The accompanying notes are an integral part of these
                          interim financial statements


                             SERVICE AIR GROUP, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

         FOR THE PERIOD FROM MARCH 31, 2000 (INCEPTION) TO September 30, 2004
                                   (unaudited)

                                                                                               Deficit
                                                          Common Stock                      Accumulated     Stockholders'
                                                      --------------------    Additional       During          Equity
                                                       Number of               Paid in      Development       (Capital
                                                       shares       Amount     Capital         Stage         Deficiency)
---------------------------------------------------------------- ------------ ------------- --------------- ----------------

Common stock issued for cash at $0.0001 per share    5,000,000       $  500    $        -       $      -        $     500

Common stock issued for cash at $0.001 per share       250,000           25           225              -              250

Net loss for the period March 31, 2000
     (inception) to December 31, 2000                        -            -             -           (837)            (837)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2000                           5,250,000          525           225           (837)             (87)

Capital contributed by shareholders                          -            -           124              -              124

Net loss for the year                                        -            -             -           (926)            (926)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2001                           5,250,000          525           349         (1,763)            (889)

Capital contributed by shareholders                          -            -            76              -               76

Net loss for the year                                        -            -             -         (1,112)          (1,112)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2002                           5,250,000          525           425         (2,875)          (1,925)

Net loss for the year                                        -            -             -         (1,525)          (1,525)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2003                           5,250,000          525           425         (4,400)          (3,450)

Net loss for the period (Resated)                                                                   (750)            (750)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, September 30, 2004 (Resated)                5,250,000       $  525    $      425       $ (5,150)       $  (4,200)
=============================================================== ============ ============= =============== ================

              The accompanying notes are an integral part of these
                          interim financial statements


                             SERVICE AIR GROUP, INC.

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                               March 31, 2000
                                                   Nine Months Ended     Six Months Ended       (inception) to
                                                   September 30, 2004    June 30, 2004     September 30, 2004
                                                       (Restated)
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


                             SEVICE AIR GROUP, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2004

================================================================================
NOTE 1 - RESTATEMENT
--------------------------------------------------------------------------

On September 8, 2004, the Company entered into an exchange of stock for assets of Service Air Group Inc. ("SAG Canada") and issued SAG Canada 4,125,000 shares of its restricted common stock for 100% of the future net income of SAG Canada and all of the assets of SAG Canada.

The Company improperly accounted for this transaction as an asset purchase by the Company instead of as a recapitalization of SAG Canada. As a result, the comparative figures for the year ended December 31, 2004 should have been recorded as if SAG Canada was the ongoing Company and should have been on a consolidated basis.

On October 1, 2005, the Company and SAG Canada agreed to terminate the September
8, 2004 agreement and the shares were cancelled. Accordingly, the comparative figures for the year ended December 31, 2004 have been restated to those of
Service Air Group, Inc. instead of the consolidated statements of SAG Canada as the recapitalization transaction was terminated.

NOTE 2 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
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
NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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


                             SERVICE AIR GROUP, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2004

================================================================================
NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
NOTE 4 - CAPITAL STOCK
--------------------------------------------------------------------------------

The Company's capitalization is 100,000,000 shares of common stock with a par value of $0.0001 per share and 20,000,000 shares of preferred stock with a par value of $0.0001 per share.

The Company has 5,250,000 common shares issued and outstanding.


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


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


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.
On September 8, 2004, Company entered into an agreement with Service Air Group
Inc. (BC, Canada "SAGCA") for the purpose of exchange of Stock for assets of
SAGCA, as filed on November 08, 2004 under an 8-K filing with the SEC. Based upon the judgment of the Board of Directors the Company undertook to unwind said agreement as evidenced by a subsequent resolution of the Board of Directors dated October 1, 2005, as filed on April 17, 2006 under our annual report 10-KSB filing with the SEC. Accordingly, said agreement was terminated.

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

                                         SERVICE AIR GROUP, INC.

Date:   May 30, 2007                     /s/   Mohammad Sultan
                                         --------------------------------
                                               Mohammad Sultan
                                               President and Director