Form 10QSB/A
period 2005-03-31
SERVICE AIR GROUP INC
filed 2007-05-30
CIK 1111286

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________

FORM 10-QSB/A2
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.       Yes ☒   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

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

SERVICE AIR GROUP, INC.
(a development stage company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2005

RESTATED BALANCE SHEET	F-1

RESTATED INTERIM STATEMENTS OF OPERATIONS	F-2

RESTATED STATEMENT OF STOCKHOLDERS’ EQUITY	F-3

RESTATED INTERIM STATEMENTS OF CASH FLOWS	F-4

NOTES TO RESTATED INTERIM FINANCIAL STATEMENTS	F-5

SERVICE AIR GROUP, INC.
BALANCE SHEET
As of March 31, 2005 and December 31, 2004

ASSETS
CURRENT ASSETS	March 31, 2005 (Restated)		December 31, 2004
Cash	$	- -	$--

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$11,406	$11,006

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
	Three Months Ended	Three Months Ended	From Inception
	Mar. 31, 2005 (Restated)	Mar. 31, 2004	To Mar. 31, 2005

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	$400	$250	$12,356

NET LOSS FOR THE PERIOD	$(400)	$(250)	$(12,356)

BASIS NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	5,250,000	5,250,000

The accompanying notes are an integral part of these financial statements.

SERVICE AIR GROUP, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM MARCH 31, 2000 (INCEPTION) TO MARCH 31, 2005

	Common Stock
	Number of shares	Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage	Stockholders’ Equity (Capital Deficiency)

Common stock issued for cash at $0.0001 per share	5,000,000	$500	$-	$-	$500

Common stock issued for cash at $0.001 per share	250,000	25	225	-	250

Net loss for the period March 31, 2000
(inception) to December 31, 2000	-	-	-	(837)	(837)

Balance, December 31, 2000	5,250,000	525	225	(837)	(87)

Capital contributed by shareholders	-	-	124	-	124

Net loss for the year	-	-	-	(926)	(926)

Balance, December 31, 2001	5,250,000	525	349	(1,763)	(889)

Capital contributed by shareholders	-	-	76	-	76

Net loss for the year	-	-	-	(1,112)	(1,112)

Balance, December 31, 2002	5,250,000	525	425	(2,875)	(1,925)

Net loss for the year	-	-	-	(1,525)	(1,525)

Balance, December 31, 2003	5,250,000	525	425	(4,400)	(3,450)

Net loss for the year				(7,556)	(7,556)

Balance, December31, 2004	5,250,000	525	425	(11,956)	(11,006)

Net loss for the period (Restated)				(400)	(400)

Balance, March 31, 2005 (Restated)	5,250,000	$525	$425	$(12,356)	$(12,356)

The accompanying notes are an integral part of these financial statements.

SERVICE AIR GROUP, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2005 and 2004, and
from inception (March 31, 2000) through March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES	Mar. 31, 2005 (Restated)	Mar. 31, 2004	March 31, 2000 (inception) to March 31, 2005

Net loss for the period	$(400)	$(250)	$(12,356)
Adjusted for items not involving cash:
accounts payable	400	250	11,406

NET CASH USED IN OPERATING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Bank overdraft	-	-	-
Proceeds on sale of common stock	-	-	750
Shareholder capital contributions	-	-	200

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	-	950

INCREASE (DECREASE IN CASH)	-	-	-

CASH BEGINNING OF PERIOD	-	-	-

CASH END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SEVICE AIR GROUP, INC.
(a development stage company)
NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2005

NOTE 1 - RESTATEMENT

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

On October 01, 2005, the Company and SAG Canada agreed to terminate the September 8, 2004 agreement and the shares were cancelled. Accordingly, the comparative figures for the year ended December 31, 2004 have been restated to those of Service Air Group, Inc. instead of the consolidated statements of SAG Canada as the recapitalization transaction was terminated.

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

SERVICE AIR GROUP, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 4 - CAPITAL STOCK

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On September 08, 2004, the Company entered into an agreement with Service Air Group Inc. (BC, Canada “SAGCA”) for the purpose of exchange of Stock for assets of SAGCA, as filed on November 08, 2004 under an 8-K filing with the SEC. Based upon the judgment of the Board of Directors the Company undertook to unwind said agreement as evidenced by a subsequent resolution of the Board of Directors dated October 1, 2005, as filed on April 17, 2006 under annual report 10-KSB filing with the SEC. Accordingly, said agreement was terminated.

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
Mohammad Sultan
CEO, CFO and Director