Form 10QSB/A
period 2005-06-30
SERVICE AIR GROUP INC
filed 2007-05-30
CIK 1111286

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                        --------------------------------
                                 FORM 10-QSB/A2

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

RESTATED STATEMENT OF STOCKHOLDERS' EQUITY                          F-3

RESTATED INTERIM STATEMENTS OF CASH FLOWS                           F-4

NOTES TO RESTATED INTERIM FINANCIAL STATEMENTS                      F-5


                             SERVICE AIR GROUP, INC.

                                 BALANCE SHEETS
                    As of June 30, 2005 and December 31, 2004

                                                                       June 30, 2005      December 31, 2004
                                                                         (Restated)
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


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
                                          (Restated)
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


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
                                           (Restated)
--------------------------------------- -------------- --------------

GENERAL AND ADMINISTRATIVE EXPENSES

   Office and general                       $ 2,708     $      250
--------------------------------------- -------------- --------------

NET LOSS FOR THE PERIOD                     $(2,708)    $     (250)
======================================= ============== ==============


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

         FOR THE PERIOD FROM MARCH 31, 2000 (INCEPTION) TO JUNE 30, 2005

                                                                                               Deficit
                                                          Common Stock                      Accumulated    Stockholders'
                                                      --------------------    Additional       During          Equity
                                                       Number of               Paid in       Development       (Capital
                                                       shares       Amount     Capital          Stage         Deficiency)
---------------------------------------------------------------- ------------ ------------- --------------- ----------------

Common stock issued for cash at $0.0001 per share    5,000,000       $  500    $        -      $       -        $     500

Common stock issued for cash at $0.001 per share       250,000           25           225              -              250

Net loss for the period March 31, 2000
     (inception) to December 31, 2000                        -            -             -           (837)            (837)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2000                           5,250,000          525           225           (837)             (87)

Capital contributed by shareholders                          -            -           124              -              124

Net loss for the year                                        -            -             -           (926)            (926)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2001                           5,250,000          525           349         (1,763)            (889)

Capital contributed by shareholders                          -            -            76              -               76

Net loss for the year                                        -            -             -         (1,112)          (1,112)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2002                           5,250,000          525           425         (2,875)          (1,925)

Net loss for the year                                        -            -             -         (1,525)          (1,525)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2003                           5,250,000          525           425         (4,400)          (3,450)

Net loss for the year                                                                             (7,556)          (7,556)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December  31, 2004                          5,250,000          525           425        (11,956)         (11,006)
Net loss for the period (Restated)                                                                (3,108)          (3,108)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, June 30, 2005 (Restated)                   5,250,000       $  525    $      425      $ (15,064)       $  14,114
=============================================================== ============ ============= =============== ================

    The accompanying notes are an integral part of these financial statements


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


                             SEVICE AIR GROUP, INC.
                          (a development stage company)
                        NOTES TO THE FINANCIAL STATEMENTS

================================================================================
NOTE 1 - RESTATEMENT
-------------------------------------

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


                             SERVICE AIR GROUP, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

================================================================================
NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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


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
Based upon the judgment of the Board of Directors , the Company undertook to unwind said agreement as evidenced by a subsequent resolution of the
Board of Directors dated October 1, 2005, as filed on April 17, 2006 under annual report 10-KSB filing with the SEC. Accordingly, said agreement was terminated.

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

                                               SERVICE AIR GROUP, INC.
Date:   May 30, 2007                /s/ Mohammad Sultan
                                    -------------------------
                                        Mohammad Sultan
                                        CEO, CFO and Director