Form 10QSB/A
period 2005-09-30
SERVICE AIR GROUP INC
filed 2007-05-30
CIK 1111286

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

      FOR THE PERIOD FROM MARCH 31, 2000 (INCEPTION) TO September 30, 2005

                                                                                               Deficit
                                                          Common Stock                      Accumulated     Stockholders'
                                                      --------------------    Additional       During          Equity
                                                       Number of               Paid in      Development       (Capital
                                                       shares       Amount     Capital         Stage         Deficiency)
---------------------------------------------------------------- ------------ ------------- --------------- ----------------

Common stock issued for cash at $0.0001 per share    5,000,000       $  500    $        -       $      -        $     500

Common stock issued for cash at $0.001 per share       250,000           25           225              -              250

Net loss for the period March 31, 2000
     (inception) to December 31, 2000                        -            -             -           (837)            (837)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2000                           5,250,000          525           225           (837)             (87)

Capital contributed by shareholders                          -            -           124              -              124

Net loss for the year                                        -            -             -           (926)            (926)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2001                           5,250,000          525           349         (1,763)            (889)

Capital contributed by shareholders                          -            -            76              -               76

Net loss for the year                                        -            -             -         (1,112)          (1,112)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2002                           5,250,000          525           425         (2,875)          (1,925)

Net loss for the year                                        -            -             -         (1,525)          (1,525)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December 31, 2003                           5,250,000          525           425         (4,400)          (3,450)

Net loss for the year                                                                            (7,556)           (7,556)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, December  31, 2004                          5,250,000          525           425        (11,956)       $ (11,006)
Net loss for the period (RESTATED)                                                                (9,299)          (9,299)
--------------------------------------------------------------- ------------ ------------- --------------- ----------------

Balance, September 30, 2005 (RESTATED)               5,250,000       $  525    $      425       $(21,255)       $  20,305
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

                                       F-5
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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.
The Company entered into an agreement with Service Air Group Inc. (BC, Canada
"SAGCA") for the purpose of exchange of Stock for assets of SAGCA, as filed on
November 08, 2004 under an 8-K filing with the SEC. Based upon the judgment of the Board of Directors, the Company undertook to unwind said agreement as evidenced by a subsequent resolution of the Board of Directors dated October 1,
2005, as filed on April 17, 2006 under annual report 10-KSB filing with the SEC.
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