Form 10QSB/A
period 2006-09-30
SERVICE AIR GROUP INC
filed 2007-05-30
CIK 1111286

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-QSB/A1
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

SERVICE AIR GROUP, INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEP 30, 2006

Stated in US Dollars

Prepared by Management

Service Air Group, Inc. (Development Stage Company)	Statement 1
Interim Balance Sheet
Prepared by management
US Funds

ASSETS	Sep. 2006 (Restated)	Dec, 2005
Current
Interest Receivable	$3,033	0
	0	0
Long - Term
Property and Equipment ( Note 4 )	$763	$984
Note Receivables ( Note 7 )	219,400	0
	223,196	984

LIABILITIES
Current
Accounts Payable and Liabilities	$9,993	$0
	9,993	0

Long- Term
Due to Shareholder ( Note 6 )	51,221	15,250
	61,214	25,888

Stockholders’ Deficit ( Note 5 )
Preferred stock, $0.0001 par value, 20,000,000 shares
Issued and Outstanding are none
Common stock, $0.0001 par value, 100,000,000 shares
Issued and outstanding are 5,469,400 and
5,469,400 shares of common stock, respectively	547	525
Additional paid in capital	219,803	425
Deficit ( Statement 2)	(58,368)	(25,854)
	161,982	(24,904)

	$223,196	$984

ON BEHALF OF THE BOARD:
   /s/ Mohammad Sultan                  , Director

                                                            , Director

The accompanying notes are an integral part of these financial statements.

Service Air Group, Inc. (Development Stage Company)	Statement 2
Interim Statement of Loss
For the Nine Months Ended Sep 30,
Prepared by management
US Funds

	2006 (Restated)	2005	From Inception
Interest Revenue	$3,033		$3,033
Expenditures
Automotive	$15,432	$-	$20,249
Depreciation	221	-	395
Filing and listing fees	3,379	400	8,042
Legal and professional	16,516	-	32,716
	35,547	400	61,402
Net Loss for the period	$(32,514)	$(400)	$(58,368)
Net Loss per share - basic and diluted	(0.00)	(0.00)	(0.01)
Weighted average number of shares outstanding	5,469,400	5,250,000	5,469,400

Interim Statement of Deficit
For the Nine Months Ended Sep 30,
Prepared by management
US Funds

	2006 (Restated)	2005	From Inception
Deficit - Beginning of Period	$(25,854)	$(25,454)	$-
Net loss	(32,514)	(400)	(58,368)
Deficit - End of Period	$(58,368)	$(25,854)	$(58,368)

The accompanying notes are an integral part of these financial statements.

Service Air Group, Inc. (Development Stage Company)	Statement 3
Interim Statement of Stockholders’ Deficiency
Prepared by management
US Funds

	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Total
Inception, March 30, 2000	-	$-	$-	$-	$-
Stock issued for cash at $0.0001 per share	5,000,000	500	-	-	500
Stock issued for cash at $0.001 per share	250,000	25	225	-	250
Development stage net loss	-	-	-	(837)	(837)
Balance December 31, 2000	5,250,000	$525	$225	$(837)	$(87)
Capital contributed by shareholders	-	$-	$124	$-	$124
Development stage net loss	-	-	-	(926)	(926)
Balance December 31, 2001	5,250,000	$525	$349	$(1,763)	$(889)
Capital contributed by shareholders	-	$-	$76	$-	$76
Development stage net loss	-	-	-	(1,112)	(1,112)
Balance December 31, 2002	5,250,000	$525	$425	$(2,875)	$(1,925)
Development stage net loss	-	-	-	(1,525)	(1,525)
Balance December 31, 2003	5,250,000	$525	$425	$(4,400)	$(3,450)
Development stage net loss	-	-	-	(7,556)	(7,556)
Balance December 31, 2004	5,250,000	$525	$425	$(11,956)	$(11,006)
Development stage net loss	-	-	-	(13,898)	(13,898)
Balance December 31, 2005	5,250,000	$525	$425	$(25,854)	$(24,904)
Stock issued for cash at $ 1.00 Per share	219,400	22	219,378		219,400
Development stage net loss				(32,514)	(32,514)
Balance Sep 30, 2006 (Restated)	5,469,400	$547	$219,803	$(58,368)	$161,982

The accompanying notes are an integral part of these financial statements.

Service Air Group, Inc. (Development Stage Company)	Statement 4
Interim Statement of Cash Flows
For the Nine Months Ended Sep 30, 2006
Prepared by management
US Funds

	2006 Restated		2005	Inception to 2006
Cash flows from operating activities
Net loss for the period		$(32,514)	$(400)		$(25,855)
Depreciation and Amortization		$221	$174		$395
Changes in working capital		6,960	-		3,451
		(25,333)	(400)		(22,404)

Cash flows from financing activities
Proceeds from sale of Common stock		$219,400	$-		$220,150
Shareholder capital contribution		-	-		200
Advances from SAG Canada			10,638		10,638
Advances from Shareholder		35,971	15,250		51,221

Cash flows from investing activities
Purchase of Equipment			$(1,158)		$(1,158)
Advance to Service Air Group Inc. (Canada)	$$	219,400	-	$$	219,400
Increase (Decrease) in Cash		-	-		-
Cash position - Beginning of period		-	-		-
Cash position - End of Period		$-	$-		$-

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

2.        Significant Accounting Policies

a) Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles. The financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

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

	December 31, 2005	September 30, 2006
Mohammad Sultan	$25,888	$51,221
Total:	$25,888	$51,221

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount or consideration established and agreed to by the related parties.

7.        Note Receivables

On November 20, 2006, The Company entered into a loan agreement with Service Air Group Inc. based in British Columbia, Canada (“SAGCA”). Pursuant to loan agreement, Company received a Promissory Note from SAGCA, dated November 20, 2006 in the amount of $227,400, note has an interest at the rate of 6% annually, payable quarterly (interest only). The Principal Sum and all accrued but unpaid Interest at the rate aforesaid will become due and payable on the 21st day of November, 2016.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management at September 30, 2006, including our company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. Our officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in our company’s internal controls or in other factors, which could affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On April 1, 2006, Service Air Group, Inc. Canada (“SAGCA”), a Canadian corporation, completed with the Company the reverse acquisition under a Stock Exchange Agreement (“RTO”) dated April 1, 2006 with a closing date set on or before April 15, 2006. Based upon the judgment of the Board of Directors, the Company undertook to unwind RTO agreement, under a Release and Settlement Agreement filed on November 30, 2006 under 10-QSB for the period ended September 30, 2006, accordingly, RTO agreement has been terminated. On November 20, 2006, The Company entered into a loan agreement with Service Air Group Inc. based in British Columbia, Canada (“SAGCA”). Pursuant to loan agreement, Company received a Promissory Note from SAGCA, dated November 20, 2006 in the amount of $227,400, note has an interest at the rate of 6% annually, payable quarterly (interest only). The Principal Sum and all accrued but unpaid Interest at the rate aforesaid will become due and payable on the 21st day of November, 2016. Loan agreement was filed on November 30, 2006 under 10-QSB for the period ended September 30, 2006

Item 6. Exhibits and Reports of Form 8-K.

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