Form 10QSB/A
period 2007-06-30
SERVICE AIR GROUP INC
filed 2007-09-04
CIK 1111286

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

SERVICE AIR GROUP, INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2007

Stated in US Dollars

Unaudited – Prepared by Management

Service Air Group, Inc. (A Development Stage Company)	Statement 1
Interim Balance Sheets
Unaudited – Prepared by management
US Funds

ASSETS	June 30, 2007	December 31, 2006
Current
Interest receivable	$-	$6,405

Equipment ( Note 3 )	1,586	688
Note receivable ( Note 6 )	213,632	227,400

	$215,218	$234,493

LIABILITIES
Current
Accounts payable and accrued liabilities	$13,320	$11,407

Due to related party ( Note 5 )	84,930	50,923
	98,250	62,330

STOCKHOLDERS’ EQUITY
Capital stock ( Note 4 )	548	548
Additional paid in capital	232,802	232,802
Deficit ( Statement 2)	(116,382)	(61,187)
	116,968	172,163

	$215,218	$234,493

Organization and Going Concern ( Note 1 )

ON BEHALF OF THE BOARD:

/s/Mohammad Sultan                              , Director

                                                           , Director

The accompanying notes are an integral part of these financial statements.

Service Air Group, Inc. (A Development Stage Company)	Statement 2
Interim Statements of Loss
For the Three and Six Months Ended June 30
Unaudited – Prepared by management
US Funds

	Three Months ended June 30		Six Months ended June 30		Cumulative from Incorporation March 31, 2000 to June 30, 2007
	2007	2006	2007	2006
Expenses
Accounting and auditing	$1,700	$-	$5,700	$10,450	$26,786
Legal and professional	21,443	13,867	25,322	6,066	35,440
Bad debts	27,042	-	27,042	-	27,042
Automotive	839	5,290	1,165	10,467	23,461
Depreciation	44	74	118	148	588
Filing and listing fees	2,388	1,639	6,186	2,110	13,403
Transfer/resident agents	-	-	727	-	727
Office rent	101	-	197	-	197
Website, phone and fax	402	-	707	-	707
Traveling and meetings	510	-	510	-	510
Miscellaneous	-	-	795	-	795
	54,469	20,870	68,469	29,241	129,656

Interest income	(3,458)	(490)	(13,274)	(490)	(13,274)

Net loss	$51,011	$20,380	$55,195	$28,751	$116,382
Net loss per share – basic and diluted	0.01	0.00	0.01	0.01
Weighted average number of shares outstanding	5,482,400	5,482,400	5,482,400	5,323,900

Interim Statements of Deficit
For the Three and Six Months Ended June 30
Unaudited – Prepared by management
US Funds

	Three Months ended June 30		Six Months ended June 30		Cumulative from Incorporation March 31, 2000 to June 30, 2007
	2007	2006	2007	2006

Deficit, beginning of period	$65,371	$34,225	$61,187	$25,854	$-
Net loss	51,011	20,380	55,195	28,751	116,382
Deficit, end of period	$116,382	$54,605	$116,382	$54,605	$116,382

The accompanying notes are an integral part of these financial statements.

Service Air Group, Inc. (A Development Stage Company)	Statement 3
Interim Statements of Stockholders’ Equity
Unaudited – Prepared by management
US Funds

	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Total
Incorporation, March 30, 2000	-	$-	$-	$-	$-
Stock issued for cash at $0.0001 per share	5,000,000	500	-	-	500
Stock issued for cash at $0.001 per share	250,000	25	225	-	250
Development stage net loss	-	-	-	(837)	(837)
Balance December 31, 2000	5,250,000	525	225	(837)	(87)

Capital contributed by shareholders	-	-	124	-	124
Development stage net loss	-	-	-	(926)	(926)
Balance December 31, 2001	5,250,000	525	349	(1,763)	(889)

Capital contributed by shareholders	-	-	76	-	76
Development stage net loss	-	-	-	(1,112)	(1,112)
Balance December 31, 2002	5,250,000	525	425	(2,875)	(1,925)
Development stage net loss	-	-	-	(1,525)	(1,525)
Balance December 31, 2003	5,250,000	525	425	(4,400)	(3,450)
Development stage net loss	-	-	-	(7,556)	(7,556)
Balance December 31, 2004	5,250,000	525	425	(11,956)	(11,006)
Development stage net loss	-	-	-	(13,898)	(13,898)
Balance December 31, 2005	5,250,000	525	425	(25,854)	(24,904)

Stock issued for cash at $ 1.00 per share	232,400	23	232,377		$232,400
Development stage net loss	-	-	-	(35,333)	(35,333)
Balance December 31, 2006	5,482,400	548	232,802	(61,187)	172,163
Development stage net loss	-	-	-	(55,195)	(55,195)
Balance June 30, 2007	5,482,400	$548	$232,802	$(116,382)	$116,968

The accompanying notes are an integral part of these financial statements.

Service Air Group, Inc. (A Development Stage Company)	Statement 4
Interim Statements of Cash Flows
For the Three and Six Months Ended June 30
Unaudited – Prepared by management
US Funds

	Three Months ended June 30		Six Months ended June 30		Cumulative from Incorporation March 31, 2000 to June 30,
Cash provided by (used in)	2007	2006	2007	2006	2007

Operating activities
Net loss	$(51,011)	$(20,380)	$(55,195)	$(28,751)	$(116,382)
Depreciation	44	74	118	148	588
Allowances for bad debts	27,042	-	33,447	-	27,042
Change in non cash working capital	(2,354)	13,423	11,361	13,423	46
	(26,279)	(6,883)	(32,991)	(15,180)	(88,706)

Investing activities
Investment in note receivable	-	-	-	-	(227,400)
Purchase of equipment	(1,016)	-	(1,016)	-	(2,174)
	(1,016)	-	(1,016)	-	(229,574)

Financing activities
Proceeds from sale of common stock	-	-	-	-	233,350
Advances from related party	27,295	6,883	34,007	15,180	84,930
	27,295	6,883	34,007	15,180	318,280

Increase in cash	-	-	-	-	-

Cash, beginning of period	-	-	-	-	-

Cash, end of period	-	-	-	-	-

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

3.	Equipment

	June 30, 2007			December 31, 2006
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer Equipment	$2,174	$588	$1,586	$1,158	$470	$688

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

Results of Operation
We did not have any operating income from inception (March 31, 2000) through June 30, 2007. For the period ended June 30, 2007, we had a loss from operations of $51,011-, as compare to $ 20,380-, for the period ended June 30, 2006, an accumulated deficit of $116,382, as compare to $ 54,605 for the period ended June 30, 2006, and a working capital deficiency of $ 13,320- as compare to    $ 13,423- for the period ended June 30, 2006. Some general and administrative expenses during the period ended June 30, 2007 were accrued comprised of costs mainly associated with legal, accounting, filings and transportation.

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