Form 10QSB/A
period 2006-09-30
SERVICE AIR GROUP INC
filed 2007-10-23
CIK 1111286

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

SERVICE AIR GROUP, INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEP 30, 2006

Stated in US Dollars

Prepared by Management

Service Air Group, Inc. (Development Stage Company)	Statement 1
Interim Balance Sheet
Prepared by management
US Funds

ASSETS	Sep, 2006	Dec, 2005
Current
Interest Receivable	$3,033	$0
	0	0
Long - Term
Property and Equipment ( Note 4 )	763	984
Note Receivables ( Note 7 )	219,400	0
	$223,196	$984

LIABILITIES
Current
Accounts Payable and Liabilities	$9,993	$0
	9,993	0

Long- Term
Due to Shareholder ( Note 6 )	51,221	15,250
	61,214	25,888

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
Interim Statement of Loss
For the Nine Months Ended Sep 30,
Prepared by management
US Funds

	2006	2005 (Restated)	From Inception
Interest Revenue	$3,033	$-	$3,033
Expenditures
Automotive	15,432	-	20,249
Depreciation	221	-	395
Filing and listing fees	3,379	400	8,042
Legal and professional	16,516	-	32,716
	35,547	400	61,402
Net Loss for the period	$(32,514)	$(400)	$(58,368)
Net Loss per share - basic and diluted	(0.00)	(0.00)	(0.01)
Weighted average number of shares outstanding	5,469,400	5,250,000	5,469,400

Interim Statement of Deficit
For the Nine Months Ended Sep 30,
Prepared by management
US Funds

	2006	2005 (Restated)	From Inception
Deficit - Beginning of Period	$(25,854)	$(25,454)	$-
Net loss	(32,514)	(400)	(58,368)
Deficit - End of Period	$(58,368)	$(25,854)	$(58,368)

The accompanying notes are an integral part of these financial statements.

Service Air Group, Inc. (Development Stage Company)	Statement 3
Interim Statement of Stockholders’ Deficiency
Prepared by management
US Funds

	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Total
Inception, March 30, 2000	-	$-	$-	$-	$-
Stock issued for cash at $0.0001 per share	5,000,000	500	-	-	500
Stock issued for cash at $0.001 per share	250,000	25	225	-	250
Development stage net loss	-	-	-	(837)	(837)

Balance December 31, 2000	5,250,000	$525	$225	$(837)	$(87)
Capital contributed by shareholders	-	$-	$124	$-	$124
Development stage net loss	-	-	-	(926)	(926)

Balance December 31, 2001	5,250,000	$525	$349	$(1,763)	$(889)
Capital contributed by shareholders	-	$-	$76	$-	$76
Development stage net loss	-	-	-	(1,112)	(1,112)

Balance December 31, 2002	5,250,000	$525	$425	$(2,875)	$(1,925)
Development stage net loss	-	-	-	(1,525)	(1,525)

Balance December 31, 2003	5,250,000	$525	$425	$(4,400)	$(3,450)
Development stage net loss	-	-	-	(7,556)	(7,556)

Balance December 31, 2004	5,250,000	$525	$425	$(11,956)	$(11,006)
Development stage net loss	-	-	-	(13,898)	(13,898)

Balance December 31, 2005 (Restated)	5,250,000	$525	$425	$(25,854)	$(24,904)
Stock issued for cash at $ 1.00 Per share	219,400	22	219,378		219,400
Development stage net loss				(32,514)	(32,514)
Balance Sep 30, 2006	5,469,400	$547	$219,803	$(58,368)	$161,982

The accompanying notes are an integral part of these financial statements.

Service Air Group, Inc. (Development Stage Company)	Statement 4
Interim Statement of Cash Flows
For the Nine Months Ended Sep 30, 2006
Prepared by management
US Funds

	2006	2005 (Restated)	Inception to 2006
Cash flows from operating activities
Net loss for the period	$(32,514)	$(400)	$(58,368)
Depreciation and Amortization	221	-	221
Changes in working capital	6,960	-	6,960
	(25,333)	(400)	(51,187)

Cash flows from financing activities
Proceeds from sale of Common stock	219,400	-	220,150
Shareholder capital contribution	-	-	200
Advances from SAG Canada	(10,638)	-	-
Advances from Shareholder	35,971	400	51,221
	244,733	400	271,571

Cash flows from investing activities
Purchase of Equipment	-	-	(984)
Advance to Service Air Group Inc. (Canada)	(219,400)	-	(219,400)
	(219,400)	-	(220,384)

Increase (Decrease) in Cash	-	-	-
Cash position - Beginning of period	-	-	-
Cash position - End of Period	$-	$-	$-

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

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business for the foreseeable future. As at Sep 30, 2006,, the Company has a loss from operations of $32,514, an accumulated deficit of $58,368 and a working capital deficiency of $6,960. The Company intends to fund operations through equity financing agreements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

6.  Related Party Transactions

As of Sep 30, 2006, the Company had an amount owing to a shareholder in the amount of $51,221 (Dec 31, 2005 - $25,888). The shareholder has agreed to defer payment indefinitely and there are no interest terms.

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

8.  Restatement

On September 8, 2004, the Company entered into an exchange of stock for assets of Service Air Group Inc. (“SAG Canada”) and issued SAG Canada 4,125,000 shares of its restricted common stock for 100% of the future net income of SAG Canada and all of the assets of SAG Canada.

During 2005, the Company and SAG Canada agreed to terminate the September 8, 2004 agreement and the shares were cancelled. Accordingly, the comparative figures for the period ended September 30, 2005 have been restated to those of Service Air Group, Inc. instead of the consolidated statements of SAG Canada as the recapitalization transaction was terminated.

Item 2.    Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

The registrant plans to operate in the lease and finance industry. A comprehensive business plan has been written and would be implemented by the management upon availability of the required funds.

Results of Operation

As at Sep 30, 2006, the Company has a loss from operations of $32,514, an accumulated deficit of $58,368 and a working capital deficiency of $6,960. The increase in expenses is due to the Company nearing its operations.

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

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

On April 1, 2006, Service Air Group, Inc. Canada (“SAGCA”), a Canadian corporation, completed with the Company the reverse acquisition under a Stock Exchange Agreement (“RTO”) dated April 1, 2006 with a closing date set on or before April 15, 2006. Based upon the judgment of the Board of Directors, the Company undertook to unwind RTO agreement, under a Release and Settlement Agreement filed on November 30, 2006 under 10-QSB for the period ended September 30, 2006, accordingly, RTO agreement has been terminated.  On November 20, 2006, The Company entered into a loan agreement with Service Air Group Inc. based in British Columbia, Canada (“SAGCAThe accompanying notes are an integral part of these financial statements.”). Pursuant to loan agreement, Company received a Promissory Note from SAGCA, dated November 20, 2006 in the amount of $227,400, note has an interest at the rate of 6% annually, payable quarterly (interest only). The Principal Sum and all accrued but unpaid Interest at the rate aforesaid will become due and payable on the 21st day of November, 2016. Loan agreement was filed on November 30, 2006 under 10-QSB for the period ended September 30, 2006

Item 6.  Exhibits and Reports of Form 8-K.

  (a)  Exhibits

33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

  (b)  Reports of Form 8-K

-none-

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICE AIR GROUP, INC.

Date:	October 23, 2007	/s/ Mohammad Sultan
Mohammad Sultan
CEO, CFO and Director