Form 10QSB
period 2007-09-30
SERVICE AIR GROUP INC
filed 2007-11-14
CIK 1111286

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-QSB
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes|_| No |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2007: 5,482,400 shares of common stock.

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

SIGNATURE

Item 1.                      Financial Information

BASIS OF PRESENTATION

The accompanying financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended September 30, 2007 are not necessarily indicative of results that may be expected for the period ending on September 30, 2007. The financial statements are presented on the accrual basis.

SERVICE AIR GROUP, INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

Stated in US Dollars

Unaudited – Prepared by Management

Service Air Group, Inc. (A Development Stage Company)	Statement 1
Interim Balance Sheets
Unaudited – Prepared by management
US Funds

ASSETS	September 30, 2007	December 31, 2006
Current
Interest receivable	$-	$6,405

Equipment ( Note 3 )	1,467	688
Note receivable ( Note 6 )	207,900	227,400

	$209,367	$234,493

LIABILITIES
Current
Accounts payable and accrued liabilities	$14,872	$11,407

Due to related party ( Note 5 )	95,325	50,923
	110,197	62,330

STOCKHOLDERS’ EQUITY
Capital stock ( Note 4 )	548	548
Additional paid in capital	232,802	232,802
Deficit ( Statement 2)	(134,180)	(61,187)
	99,170	172,163

	$209,367	$234,493

Organization and Going Concern ( Note 1 )

ON BEHALF OF THE BOARD:

/s/Mohammad Sultan                              , Director

                                                           , Director

The accompanying notes are an integral part of these financial statements.

Service Air Group, Inc. (A Development Stage Company)	Statement 2
Interim Statements of Loss
For the Three and Six Months Ended September 30
Unaudited – Prepared by management
US Funds

	Three Months ended Sep. 30		Nine Months ended Sep. 30		Cumulative from Incorporation March 31, 2000 to September 2007
	2007	2006	2007	2006
Expenses
Accounting and auditing	$3,316	$-	$9,016	$10,450	$30,102
Legal and professional	3,227	-	28,549	6,066	38,667
Bad debts	9,228	-	36,270	-	36,270
Automotive	2,888	4,965	4,053	15,432	26,349
Depreciation	119	73	237	221	707
Filing and listing fees	796	1,269	6,982	3,379	14,199
Transfer/resident agents	-	-	727	-	727
Office rent	106	-	303	-	303
Office supplies	39	-	39		39
Bank charges	38	-	38		38
Website, phone and fax	846	-	1,553	-	1,553
Traveling and meetings	691	-	1,201	-	1,201
Miscellaneous	-	-	795	-	795
	21,294	6,307	89,763	35,548	150,950

Interest income	(3,496)	(2,543)	(16,770)	(3,033)	(16,770)

Net loss	$17,798	$3,764	$72,993	$32,515	$134,180
Net loss per share – basic and diluted	0.00	0.00	0.01	0.00
Weighted average number of shares outstanding	5,482,400	5,469,400	5,482,400	5,469,400

Interim Statements of Deficit
For the Three and Nine Months Ended September 30
Unaudited – Prepared by management
US Funds

	Three Months ended Sep. 30		Six Months ended Sep. 30		Cumulative from Incorporation March 31, 2000 to September 30, 2007
	2007	2006	2007	2006

Deficit, beginning of period	$116,382	$54,605	$61,187	$25,854	$-
Net loss	17,798	3,764	72,993	32,515	134,180
Deficit, end of period	$134,180	$58,369	$134,180	$58,369	$134,180

The accompanying notes are an integral part of these financial statements.

Service Air Group, Inc. (A Development Stage Company)	Statement 3
Interim Statements of Stockholders’ Equity
Unaudited – Prepared by management
US Funds

	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Total
Incorporation, March 30, 2000	-	$-	$-	$-	$-
Stock issued for cash at $0.0001 per share	5,000,000	500	-	-	500
Stock issued for cash at $0.001 per share	250,000	25	225	-	250
Development stage net loss	-	-	-	(837)	(837)
Balance December 31, 2000	5,250,000	525	225	(837)	(87)

Capital contributed by shareholders	-	-	124	-	124
Development stage net loss	-	-	-	(926)	(926)
Balance December 31, 2001	5,250,000	525	349	(1,763)	(889)

Capital contributed by shareholders	-	-	76	-	76
Development stage net loss	-	-	-	(1,112)	(1,112)
Balance December 31, 2002	5,250,000	525	425	(2,875)	(1,925)
Development stage net loss	-	-	-	(1,525)	(1,525)
Balance December 31, 2003	5,250,000	525	425	(4,400)	(3,450)
Development stage net loss	-	-	-	(7,556)	(7,556)
Balance December 31, 2004	5,250,000	525	425	(11,956)	(11,006)
Development stage net loss	-	-	-	(13,898)	(13,898)
Balance December 31, 2005	5,250,000	525	425	(25,854)	(24,904)

Stock issued for cash at $ 1.00 per share	232,400	23	232,377		$232,400
Development stage net loss	-	-	-	(35,333)	(35,333)
Balance December 31, 2006	5,482,400	548	232,802	(61,187)	172,163
Development stage net loss	-	-	-	(72,993)	(72,993)
Balance September 30, 2007	5,482,400	$548	$232,802	$(134,180)	$99,170

The accompanying notes are an integral part of these financial statements.

Service Air Group, Inc. (A Development Stage Company)	Statement 4
Interim Statements of Cash Flows
For the Three and Nine Months Ended September 30
Unaudited – Prepared by management
US Funds

	Three Months ended Sep. 30		Nine Months ended Sep. 30		Cumulative from Incorporation March 31, 2000 to September 30, 2007
Cash provided by (used in)	2007	2006	2007	2006

Operating activities
Net loss	$(17,798)	$(3,764)	$(72,993)	$(32,515)	$(134,180)
Depreciation	119	73	237	221	707
Allowances for bad debts	9,228	-	36,270	-	36,270
Change in non cash working capital	(1,944)	(6,463)	(6,900)	6,960	(1,898)
	(10,395)	(10,154)	(43,386)	(25,334)	(99,101)

Investing activities
Investment in note receivable	-	-	-	-	(227,400)
Purchase of equipment	-	-	(1,016)	-	(2,174)
	-	-	(1,016)	-	(229,574)

Financing activities
Proceeds from sale of common stock	-	-	-	-	233,350
Advances from related party	10,395	10,154	44,402	25,334	95,325
	10,395	10,154	44,402	25,334	328,675

Increase in cash	-	-	-	-	-

Cash, beginning of period	-	-	-	-	-

Cash, end of period	-	-	-	-	-

The accompanying notes are an integral part of these financial statements.

Service Air Group, Inc. (A Development Stage Company)
Notes to Interim Financial Statements
September 30, 2007
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

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business for the foreseeable future. As at September 30, 2007, the Company has a loss from operations of $72,993, an accumulated deficit of $134,180 and a working capital deficiency of $14,872. The Company intends to fund operations through equity financing agreements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

3.	Equipment

	September 30, 2007			December 31, 2006
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer Equipment	$2,174	$707	$1,467	$1,158	$470	$688

Service Air Group, Inc. (A Development Stage Company)
Notes to Interim Financial Statements
September 30, 2007
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

As of September 30, 2007, the Company owed $95,325 (December 31, 2006 - $50,923) to a director and officer of the Company.  The director and officer has agreed to defer payment indefinitely and there are no interest terms.

6.	Note Receivable

Total note receivable	227,400
Less: Allowance for uncollectible receivable	19,500
207,900

As of September 30, 2007 the Company has a note receivable issued by its former merger candidate Service Air Group Inc. based in British Columbia, Canada (“SAGCA”).  Face value of the note is $227,400.  The term of the note is 10 years with 6% interest per annum, payable quarterly. The principal sum and all accrued but unpaid interest at the rate aforesaid will become due and payable on November 21, 2016.

As per evaluation of the note receivable and related interest receivable as at September 30, 2007, management has recorded an allowance for impairment loss on the note receivable of $5,732 in addition to $13,768 accumulated allowance for uncollectible note receivable and on interest receivable of $3,496 in addition to $13,274 accumulated allowance for uncollectible interest receivable.

Item 2.            Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2006 and interim period ended September 30, 2007.

Plan of Operation
The registrant plans to operate in the lease and finance industry. A comprehensive business plan has been written and would be implemented by the management upon availability of the required funds.

Results of Operation
We did not have any operating income from inception (March 31, 2000) through September 30, 2007. For the period ended September 30, 2007, we have a loss from operations of $17,798-, as compare to $ 3,764-, for the period ended September 30, 2006, an accumulated deficit of $134,180, as compare to $58,369 for the period ended September 30, 2006, and a working capital deficiency of $ 14,872- as compare to $6,960- for the period ended September 30, 2006. Some general and administrative expenses during the period ended September 30, 2007 were accrued comprised of costs mainly associated with legal, accounting, filings and transportation.

Liquidity and Capital Resources
As of September 30, 2007, we had closed private placement subscription agreements in the aggregated amount of $232,400, we have no other capital resources and will rely upon the issuance of common stock and loans from our major shareholder and CEO, Mr. Mohammad Sultan, who has been funding our administrative expenses since December 18, 2003, when he acquired 95% of the Company’s issued and outstanding stock at that time. As of September 30, 2007, Mr. Sultan had loaned $95,404 to the Company, see under shareholders loan in the financial statements of this report, this loan is interest-free of which repayment has been deferred indefinitely, there is no agreement with Mr. Sultan and he is not legally obligated to fund the Company, however, Mr. Sultan has indicated to fund Company’s operating expenses, pending income from our intended operations. At September 30, 2007, we held $209,367 in assets, comprising Interest Receivable, Property & Equipment and Note Receivables. We are in the development stage and have incurred losses since inception and have no operating history. We are assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business for the foreseeable future. The successful outcome of future activities cannot be determined at this time, and there has been no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Item 3.             Controls and Procedures

(a)                    Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being September 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our President (Principal Executive Officer) and Chief Financial Officer. Based upon that evaluation, our President (Principal Executive Officer) and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

(b)                   Changes in internal controls.

For the period ended at September 30, 2007, our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

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

SERVICE AIR GROUP, INC.

Date:	November 13, 2007	/s/ Mohammad Sultan
Mohammad Sultan
CEO, CFO and Director