Form 10KSB
period 2007-12-31
PACIFIC LEASE GROUP INC
filed 2008-04-16
CIK 1111286

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-KSB
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-31329

Pacific Lease Group, Inc.
(fka. Service Air Group, Inc.)
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
Yes|_| No |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2007: 5,482,400 shares of common stock.

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

SIGNATURE

Item 1.                      Financial Information

BASIS OF PRESENTATION

The accompanying financial statements are presented in accordance with generally accepted accounting principles for financial information and the instructions to Form 10-KSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended December 31, 2007 are not necessarily indicative of results that may be expected for the period ending on December 31, 2007. The financial statements are presented on the accrual basis.

PACIFIC LEASE GROUP, INC.
(fka. Service Air Group, Inc.)
(A Development Stage Company)

FINANCIAL STATEMENTS FOR THE YEAR ENDED

DECEMBER 31, 2007

Stated in US Dollars

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pacific Lease Group, Inc.
(fka Service Air Group, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheet of Pacific Lease Group, Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year then ended and since inception on March 31, 2000 to December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Lease Group, Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year then ended and since inception on March 31, 2000 to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a loss from operations of $583,209, an accumulated deficit of $644,396 and a working capital deficiency of $500,470, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 15, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Pacific Lease Group, Inc. (fka. Service Air Group, Inc.) (A Development Stage Company)	Statement 1
Balance Sheets
US Funds

	December 31, 2007	December 31, 2006
ASSETS
Current
Interest receivable	$-	$6,405
Equipment ( Note 3 )	1,348	688
TOTAL CURRENT ASSETS	1,348	7,093

Note receivable ( Note 6)	202,168	227,400

TOTAL ASSETS	$203,516	$234,493

LIABILITIES AND STOCKHOLDRS’ EQUITY (DEFICIT)
Current
Accounts payable and accrued liabilities	$501,818	$11,407

TOTAL CURRENT LIABILITIES	501,818	11,407

Due to related party ( Note 5 )	112,744	50,923
TOTAL LIABILITIES	614,562	62,330

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, 20,000,000 shares, $0.0001 par value Common Stock, 100,000,000 shares, $0.0001 par value Issued and outstanding 5,482,400 shares of common stock	548	548
Additional paid in capital	232,802	232,802
Deficit accumulated during the Development stage ( Statement 2)	(644,396)	(61,187)
TOTAL SHAREHOLDER EQUITY (DEFICIT)	(411,046)	172,163

Total Liabilities and Stockholders’ Equity (Deficit)	$203,516	$234,493

The accompanying notes are an integral part of these financial statements.

Pacific Lease Group, Inc. (fka. Service Air Group, Inc.) (A Development Stage Company)	Statement 2
Statements of Operations
For the Year Ended December 31
US Funds

	Year ended Dec. 31		Cumulative from Incorporation March 31, 2000 to December 31,
	2007	2006	2007
Revenue
Interest	$20,266	6,405	20,266

Expenses
Accounting & auditing	$14,182	$-	$35,268
Legal & professional	28,549	19,683	38,667
Bad debts	45,498	-	45,498
Automotive	5,291	17,478	27,587
Depreciation	356	296	826
Filing & listing fees	7,388	4,281	14,605
Transfer/ resident agents	727	-	727
Office rent	417	-	417
Office supplies	342	-	342
Officer compensation	490,000	-	490,000
Bank charges	133	-	133
Website, phone & fax	2,090	-	2,090
Travelling & meetings	7,707	-	7,707
Miscellaneous	795	-	795

Total Expenses	603,475	41,738	664,662

Net (loss)	$(583,209)	$(35,333)	$(644,396)
Basic and Diluted (Loss) per share	(0.11)	(0.006)
Weighted average number of shares	5,482,400	5,482,400

Statements of Deficit
For the Year Ended December 31
US Funds

	Year ended Dec. 31		Cumulative from Incorporation March 31, 2000 to December 31,
	2007	2006	2007

Deficit, beginning of period	$(61,187)	$(25,854)	$-
Net loss	(583,209)	(35,333)	(644,396)
Deficit, end of year	$(644,396)	$(61,187)	$(644,396)

The accompanying notes are an integral part of these financial statements.

Pacific Lease Group, Inc. (fka. Service Air Group, Inc.) (A Development Stage Company)	Statement 3
Statements of Stockholders’ Equity For the Year ended December 31, 2007
US Funds

	Common Stock		Additional Paid-in	Accumulated Deficit During Development	Total
	Shares	Amount	Capital	Stage	Equity

Incorporation, March 30, 2000	-	$-	$-	$-	$-
Stock issued for cash at $0.0001 per share	5,000,000	500	-	-	500
Stock issued for cash at $0.001 per share	250,000	25	225	-	250
Development stage net loss	-	-	-	(837)	(837)
Balance December 31, 2000	5,250,000	525	225	(837)	(87)

Capital contributed by shareholders	-	-	124	-	124
Development stage net loss	-	-	-	(926)	(926)
Balance December 31, 2001	5,250,000	525	349	(1,763)	(889)

Capital contributed by shareholders	-	-	76	-	76
Development stage net loss	-	-	-	(1,112)	(1,112)
Balance December 31, 2002	5,250,000	525	425	(2,875)	(1,925)
Development stage net loss	-	-	-	(1,525)	(1,525)
Balance December 31, 2003	5,250,000	525	425	(4,400)	(3,450)

Development stage net loss	-	-	-	(7,556)	(7,556)
Balance December 31, 2004	5,250,000	525	425	(11,956)	(11,006)

Development stage net loss	-	-	-	(13,898)	(13,898)
Balance December 31, 2005	5,250,000	525	425	(25,854)	(24,904)

Stock issued for cash at $ 1.00 per share	232,400	23	232,377		232,400

Development stage net loss	-	-	-	(35,333)	(35,333)
Balance December 31, 2006	5,482,400	548	232,802	(61,187)	172,163

Development stage net loss	-	-	-	(583,209)	(583,209)
Balance December 31, 2007	5,482,400	$548	$232,802	$(644,396)	$(411,046)

The accompanying notes are an integral part of these financial statements.

Pacific Lease Group, Inc. (fka. Service Air Group, Inc.) (A Development Stage Company)	Statement 4
Statements of Cash Flows
For the Year Ended December 31
US Funds

	Year ended Dec. 31		Cumulative from Incorporation March 31, 2000 to December 31,
	2007	2006	2007

Operating activities
Net loss	$(583,209)	$(35,333)	$(644,396)
Depreciation	356	296	826
Allowances for bad debts	45,498	-	45,498
Change in non cash working capital	476,550	10,002	481,552
	(60,805)	(25,035)	(116,520)

Investing activities
Investment in note receivable	-	-	(227,400)
Purchase of equipment	(1,016)	-	(2,174)
	(1,016)	-	(229,574)

Financing activities
Proceeds from sale of common stock	-	-	233,350
Proceeds from contributed capital	61,821	25,035	112,744
	61,821	25,035	346,094

Increase in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of year	-	-	-

The accompanying notes are an integral part of these financial statements.

Pacific Lease Group, Inc.
(fka. Service Air Group, Inc.)
(A Development Stage Company)
Notes to Financial Statements for the year ended
December 31, 2007
US Funds

1.	Organization and Going Concern

Pacific Lease Group, Inc. (the “Company”) was incorporated on March 31, 2000 in the State of New Jersey. The Company was incorporated under the name of Segway V Corp and on January 27, 2004 the Company changed its name to Service Air Group, Inc. The company has again changed its name to Pacific Lease Group Inc. on 24th December 2007. The Company’s fiscal year end is December 31 with its initial period being from March 31, 2000 to December 31, 2000.

The Company is considered to be in the initial development stage and has incurred losses since inception. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business.

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business for the foreseeable future. As at December 31, 2007, the Company has a loss from operations of $583,209, an accumulated deficit of $644,396 and a working capital deficiency of $500,470. The Company intends to fund operations through equity financing agreements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

2.	Significant Accounting Policies and Basis of Presentation

a) Basis of Presentation

The assets acquired, the liabilities assumed, and any non-controlling interest acquired as at 31st December 2007, measured at their fair market values as of that date. In addition to that, identifiable assets and liabilities, as well as the non-controlling interest acquired at the full amount of their fair values recognized in generally accepted accounting principles.

b) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 would have on the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective beginning January 1, 2008, although early adoption is permitted. The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on the financial statements.

The FASB has revised SFAS No. 141.  This revised statement establishes uniform treatment for all acquisitions.  It defines the acquiring company.  The statement further requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair market values as of that date.  It requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. This changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes over time.  This statement also makes corresponding significant amendments to other standards that related to business combinations, namely, 109, 142 and various EITF’s.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after 12/15/08.  The Company believes the implementation of this standard will have no effect on our financial statements.

Pacific Lease Group, Inc.
(fka. Service Air Group, Inc.)
(A Development Stage Company)
Notes to Financial Statements for the year ended
December 31, 2007
US Funds

For a complete description of the Company’s significant accounting policies, please refer to the significant accounting policies in the Company’s most recent annual report (10-KSB) filed with the Securities and Exchange Commission.

3.	Equipment

	December 31, 2007			December 31, 2006
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer Equipment	$2,174	$826	$1,348	$1,158	$470	$688

4.	Capital Stock

a)
The Company's authorized capital stock consists of 100,000,000 shares of common stock with a par value of $0.0001 per share and 20,000,000 shares of preferred stock with a par value of $0.0001 per share.

b)	The Company has 5,482,400 common shares issued. Total number of shares 94,517,600 is outstanding.

c)	The Company has not granted any stock options and has not recorded any stock-based compensation.

5.	Due to Related Party

As of December 31, 2007, the Company owed $112,744 (December 31, 2006 - $50,923) to a director and officer of the Company.  The director and officer have agreed to defer payment indefinitely and there are no interest terms.

6.	Note Receivable

Total note receivable	227,400
Less: Allowance for uncollectible receivable	25,232
202,168

As of December 31, 2007 the Company has a note receivable issued by its former merger candidate Service Air Group Inc. based in British Columbia, Canada (“SAGCA”).  Face value of the note is $227,400.  The term of the note is 10 years with 6% interest per annum, payable quarterly. The principal sum and all accrued but unpaid interest at the rate aforesaid will become due and payable on November 21, 2016.

As per evaluation of the note receivable and related interest receivable as at December 31, 2007, management has recorded an allowance for impairment loss on the note receivable of $5,732 in addition to $19,500 accumulated allowance for uncollectible note receivable and on interest receivable of $3,496 in addition to $16,770 accumulated allowance for uncollectible interest receivable.

Item 2.    Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2006 and period ended December 31, 2007.

Plan of Operation

The registrant plans to operate in the lease and finance industry. A comprehensive business plan has been written and would be implemented by the management upon availability of the required funds.

Results of Operation

We did not have any operating income from inception (March 31, 2000) through December 31, 2007. For the period ended December 31, 2007, we have a loss from operations of $583,209-, as compared to $35,333-, for the period ended December 31, 2006, an accumulated deficit of $644,396, as compared to $61,187 for the period ended December 31, 2006, and a working capital deficiency of $ 500,470- as compared to $4,314- for the period ended December 31, 2006. Some general and administrative expenses during the period ended December 31, 2007 were accrued comprised of costs mainly associated with legal, accounting, filings and transportation.

Liquidity and Capital Resources

As of December 31, 2007, we had closed private placement subscription agreements in the aggregated amount of $232,400, we have no other capital resources and will rely upon the issuance of common stock and loans from our major shareholder and CEO, Mr. Mohammad Sultan, who has been funding our administrative expenses since December 18, 2003, when he acquired 95% of the Company’s issued and outstanding stock at that time. As of December 31, 2007, Mr. Sultan had loaned $112,744 to the Company, see under shareholders loan in the financial statements of this report, this loan is interest-free of which repayment has been deferred indefinitely, there is no agreement with Mr. Sultan and he is not legally obligated to fund the Company, however, Mr. Sultan has indicated to fund Company’s operating expenses, pending income from our intended operations. At December 31, 2007, we held $203,516 in assets, comprising Interest Receivable, Equipment and Note Receivables. We are in the development stage and have incurred losses since inception and have no operating history. We are assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business for the foreseeable future. The successful outcome of future activities cannot be determined at this time, and there has been no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

(b)        Changes in internal controls.

For the period ended at December 31, 2007, our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

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

PACIFIC LEASE GROUP, INC. (FKA. SERVICE AIR GROUP, INC.)

Date:	April 16, 2008	/s/ Mohammad Sultan
Mohammad Sultan
CEO, CFO and Director